Form 10-K
period 2005-09-30
UNICA CORP
filed 2005-12-19
CIK 1138804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51461

Unica Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3174345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 Tracer Lane
Waltham, Massachusetts 02451-1379
(Address of principal executive offices)

(781) 839-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $93,713,827, based on the last reported sale price of the common stock on the Nasdaq National Market on December 9, 2005.

Number of shares of the registrant’s class of common stock outstanding as of December 9, 2005: 18,908,507

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended September 30, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exceptions of the portions of the Proxy Statement expressly incorporated by reference herein, such document shall not be deemed filed with this Annual Report on Form 10-K.

UNICA CORPORATION
ANNUAL REPORT ON
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

i

PART I

Item 1.	Business

This Business section and other parts of this Annual Report on Form 10-K, which we refer to as this Annual Report, contain forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

Unica Corporation is a global provider of enterprise marketing management, or EMM, software designed to help businesses increase their revenues and improve the efficiency and measurability of their marketing operations. Our comprehensive set of integrated software modules is offered under the Affinium name and collectively addresses the principal functions of EMM:

•	marketing and customer analytics, which enable businesses to better target and analyze their marketing programs;

•	demand generation, which helps businesses acquire, maintain and expand customer relationships; and

•	marketing resource management, which enables businesses to collaboratively define, coordinate, monitor and measure their marketing operations.

Our software products use an open, scalable and flexible product architecture with built-in data access functionality, which facilitates rapid implementation and deployment.

We focus exclusively on the needs of businesses’ marketing organizations. Our worldwide installed base consists of approximately 300 companies in a wide range of industries, including financial services, publishing, retail, telecommunications, and travel and hospitality. Our customers include ABN AMRO, Capital One, Choice Hotels, Comcast, Lands’ End, Nordstrom, Reader’s Digest, Scotiabank and Vodafone. We offer our software primarily through our direct sales force, as well as through alliances with marketing service providers, or MSPs, and systems integrators. MSPs offer a range of marketing program design, support, and execution services on a hosted or outsourced basis, and MSPs resell and deploy our products. In addition, we provide a full range of services to our customers, including implementation, training, consulting, maintenance and technical support, and customer success programs.

Industry Background

According to a Gartner report published in December 2004, Global 1000 enterprises spend more than $1 trillion annually on marketing. Despite the significant amounts spent on media advertising, promotions, direct marketing activities, Internet advertising and other marketing services, most businesses have not automated their marketing functions. Other business functions, such as sales, manufacturing, logistics and finance, have implemented comprehensive enterprise software applications to automate workflow, business processes and information management. Marketing organizations, however, typically continue to rely on manual processes, internally developed software programs, and desktop office productivity software such as graphics packages, word processing and spreadsheets to conduct marketing activities.

Changing Market Dynamics

Powerful trends are reshaping businesses, driving the need for more robust software applications that can meet the changing needs of marketing organizations:

Increase in marketing complexity.  The proliferation of media channels, particularly the rapid growth in Internet usage and the number of cable and satellite television channels, has shattered the concept of “mass media” and is allowing marketing organizations to target distinct consumer subsegments. The buying process itself has also become cross-channel, as consumers increasingly research decisions on-line but then purchase in-store, for example. At the same time, demographic changes are leading businesses to develop separate products and services to target distinct groups of consumers, rather than simply developing a single product or service to be marketed broadly to a large, homogeneous audience. Businesses now must implement greater numbers of marketing programs, each tailored to a specific communications channel and target audience but all delivering a consistent message and customer experience.

Growth in consumer power.  The balance of power in the marketplace has been shifting from businesses to consumers. Consumers today exercise unprecedented control over the marketing and buying process through the use of new technologies, such as caller ID, digital video recorders and email filters, and additional shopping venues, such as the Internet and cable television. Moreover, recent privacy regulations, such as federal and state “do not call” registries and anti-spam legislation, permit consumers to opt out of specific marketing channels and restrict businesses from using personal information for specified marketing purposes.

Proliferation of consumer data.  Businesses have access to increasingly large quantities of consumer data that can be used to enhance the effectiveness of marketing operations. Information about consumer preferences, attributes and buying patterns is more readily available as a result of:

•	the automation of sales force and call center operations using customer relationship management, or CRM, applications and of back-office operations using enterprise resource planning, or ERP, systems;

•	the increased use of the Internet and other media channels that enhance the two-way flow of information between businesses and consumers; and

•	the improved availability of consumer data aggregated by credit agencies and other vendors.

Marketing organizations are now able to capture these growing volumes of consumer data because of significant technological advances, including improvements in computing power, network bandwidth and storage.

In order to manage these fundamental shifts, businesses must reorient their marketing and other business processes around customer attributes, preferences and behaviors. Marketing organizations, the traditional “voice of the customer,” are being asked to drive this transformation. At the same time, businesses are challenging marketers to measure and justify the effectiveness of their marketing activities in generating revenue. Marketers cannot meet these demands effectively using manual processes, internally developed software programs and desktop productivity software.

Enterprise Marketing Management

EMM software can help a business manage the complexities and processes of marketing and facilitate the operation of a customer-centric business, all while driving revenue growth and cost efficiencies. One way in which EMM software can help a business achieve these benefits is by providing a marketing organization with the means to develop a better understanding of existing and prospective customers. Marketers can use EMM software, for example, to select the next product to be offered to an existing customer, to recognize those customers most subject to risk of attrition or to identify the prospects most likely to become profitable customers.

EMM software also can help a marketing organization deliver more personal and compelling marketing throughout the customer lifecycle. For example, marketers can use EMM software to identify customer life events that create a need for a business’s products, evaluate whether a particular marketing message is relevant to a specific customer and determine how best to communicate the message.

In addition, a marketing organization can employ EMM software to allocate marketing resources and to measure and analyze the results of its marketing efforts. With EMM software, marketers can, for example, select the marketing program that will result in the greatest revenue per customer or monitor marketing expenses to ensure they adhere to budget. Moreover, due to the large size of the marketing budgets of many businesses, a modest improvement in the efficiency of a marketing organization through a more robust, comprehensive software solution can create significant savings. For example, in a December 2004 report, Gartner estimates that enterprises successfully deploying marketing resources management software will reduce their time to market by more than 40 percent, realize cost savings of at least 10% in their marketing operations and achieve revenue gains that are more than 20% greater than their competitors.

Based on these potential benefits, including the substantial, measurable return on investment offered by EMM software, a sizable market opportunity has developed for providers that can offer a comprehensive EMM solution. According to a report published by International Data Corporation in March 2005, worldwide license and maintenance revenue from packaged marketing automation software (which we believe, together with analytics software, comprise the EMM software market) is forecasted to increase from $1.6 billion in 2004 to $2.0 billion in 2009.

In order to address this opportunity successfully, however, an EMM solution must:

•	attend to the specialized needs of marketing organizations, including supporting collaboration among managers, creative partners, and geographically or functionally distributed team members;

•	provide the broad functionality and analytical capability needed to address the key marketing functions that collectively drive a customer-centric business;

•	coordinate customer communications and integrate contact strategies across lines of business, customer segments and multiple media channels; and

•	use an underlying architecture that is open, flexible and scalable in order to accommodate increasing volumes and changing sources of consumer data, as well as to integrate with the different operational systems running at the numerous points of customer contact.

Our Solution

We are a global provider of industry-leading EMM software. Our offerings are designed to help businesses increase their revenues and improve the efficiency and measurability of their marketing operations. Our comprehensive set of integrated software modules, which we offer under the Affinium name, addresses the principal functions of EMM:

•	Marketing and customer analytics. Our Affinium offerings enable a marketing organization to analyze large volumes of consumer data in order to better understand customer preferences and attributes, predict future customer behaviors, and then target marketing programs more precisely. Our offerings also deliver extensive historical and predictive analysis capabilities to evaluate marketing results, and improve marketing strategies and tactics.

•	Demand generation. Our Affinium offerings provide a scalable platform for marketing organizations to design, coordinate and execute customer communication strategies consistently across multiple channels, in order to generate demand and revenue by acquiring new customers and maintaining and expanding relationships with existing customers.

•	Marketing resource management. Our Affinium offerings provide marketing resource management and operations capabilities that include business planning, job initiation and project management, automated approval processes, and digital asset management. These capabilities enable marketing organizations to collaboratively define, coordinate, monitor and measure their marketing operations.

The following key attributes differentiate our Affinium offerings:

Exclusive focus on marketing organizations and EMM.  Our management, product development, sales, marketing and service teams focus exclusively on understanding the needs of marketers and providing marketing organizations with EMM solutions. We believe this focus provides a competitive advantage, as we have developed significant marketing domain expertise and have designed solutions specifically tailored for marketing organizations. As a result, our Affinium offerings fit the varied and distributed nature of marketing organizations, allowing information to be shared among corporate groups, regional field marketers, external agencies and other service providers while improving accountability and measurability.

Comprehensive solution for the marketing organization.  Our comprehensive set of integrated software modules provides broad functionality — including marketing and customer analytics, demand generation, and marketing resource management — to address the key marketing operations that drive a customer-centric business. We also provide a full range of services to our customers, including implementation, training, consulting, maintenance and technical support, and customer success programs.

Rapid implementation and leveraging of existing data sources.  Our open, scalable and flexible product architecture and built-in data access functionality allow our Affinium offerings to be implemented and deployed quickly, enhancing a customer’s return on investment. By leveraging our Universal Dynamic Interconnect technology, our products work with a customer’s multiple pre-existing data sources and scale from small business-to-business scenarios to implementations with hundreds of millions of customer records. In addition, our Affinium architecture allows customers to implement all of our offerings at once or to install our software products individually or incrementally.

Integrated analytics.  Our Affinium offerings incorporate advanced analytics that facilitate customer segmentation, one-to-one communication optimization and predictive modeling. Our integrated offerings place extensive historical and predictive customer analytics capabilities in the hands of marketing professionals, rather than statisticians. Marketers can use Affinium to share more easily their analytical insights with their customer service and sales organizations, as well as throughout the rest of the enterprise.

Our Strategy

Our objective is to be the leading global provider of EMM software. To achieve this goal, we are pursuing the following strategies:

Maintain product leadership in the marketing domain.  We intend to build upon our product and technology leadership by continuing to invest in research and development to expand our EMM offerings and increase the functionality of our current offerings. We will maintain our focus on marketing organizations and EMM and will introduce new products strategically as new categories develop within EMM. For example, our Affinium Leads module introduced in fiscal 2005, tightens coordination between sales and marketing by enabling businesses to better manage the qualification, enrichment, distribution and maturation of customer leads, resulting in increased closure rates and improved revenue. In addition, we will continue to build upon our close relationships with our customers, which we believe provide us with valuable insights into the challenges that are creating demand for additional EMM solutions.

Expand customer relationships.  We believe the strategic importance of our products to marketing organizations will help us develop long-term relationships with our customers. While we are continuing our efforts to expand our worldwide installed base, we intend to increase our efforts to license additional Affinium modules to our existing customers who currently license only a portion of our offerings. We will also target our installed customer base in offering new EMM software products that we introduce from time to time.

Leverage strategic alliances.  We have developed strategic relationships with MSPs and systems integrators around the world in order to increase distribution of our products, supplement and extend our EMM offerings, and enhance market awareness of our company and offerings. An MSP or systems integrator participated in selling or deploying Affinium software in 78% of the total number of our perpetual license agreements and term arrangements in fiscal 2005. We will continue to leverage our sales and service resources by developing and expanding our relationships with our existing MSPs and systems integrators. In addition, we will selectively seek alliance opportunities with additional MSPs and systems integrators, particularly in additional countries outside the United States, that can complement or expand our business by offering configuration and integration support, data management, and strategic marketing services.

Increase recurring revenue.  We generate recurring revenue from ongoing maintenance agreements to support our software and from agreements to license our offerings on a term basis through MSPs that provide outsourcing and database hosting for on-demand solutions using Affinium software. This recurring revenue increased from 35% of our total revenue in fiscal 2003 to 40% of our total revenue in fiscal 2004 and 44% in fiscal 2005. The relative predictability of our recurring revenue streams assists us in planning for future growth. We will seek to sustain the level of our maintenance renewals through, for example, initiatives by our dedicated customer success group focused on account reviews of key customers and sponsoring of active user groups. In addition, we will seek to increase our license revenue from term arrangements by continuing to dedicate resources to support our MSPs.

Selectively pursue strategic acquisitions.  To complement and accelerate our internal growth, we intend to pursue acquisitions of businesses, technologies and products that will complement our existing operations. For example, the acquisition of Marketic by Unica France in May 2003 has provided us with additional customers and a base of operations in Europe.

Products

Our software offerings provide marketing organizations with a comprehensive set of integrated modules that address the principal functions of EMM:

•	Marketing and customer analytics use historical and predictive analytical methods to analyze large volumes of consumer data in order to enable marketers to understand customer preferences, attributes and behaviors and, in turn, to target marketing programs more precisely, evaluate marketing results and improve marketing strategies.

•	Demand generation creates demand for products and services by helping businesses acquire customers and then maintain and expand customer relationships, all through targeted, timely and consistent communications across different channels.

•	Marketing resource management supports the complex demands of marketing organizations with a collaborative planning, management and workflow platform in order to enable businesses to define, coordinate, monitor and measure marketing programs for maximum return on investment.

By providing this functionality, our Affinium offerings can help businesses increase their revenues and improve the efficiency and measurability of their marketing operations.

Our software offerings are collectively referred to as Affinium and consist of four core modules: Campaign, Model, Plan and Leads. The modular design of our Affinium offerings provides our customers with flexibility to deploy all of our offerings at once or to implement our software products individually or incrementally. By deploying multiple Affinium modules, a business can, for example, coordinate and measure all of its direct marketing operations, act upon analytically generated insights, and prepare consolidated reports that facilitate the evaluation and dissemination of marketing program results. Moreover, we have designed our Affinium modules to be integrated with each other. In addition, through our open and flexible product architecture, we enable data integration with existing third-party enterprise applications as well as migration from previous EMM implementations. As a result, our software allows offers, messages, customer treatment strategies and other marketing content to be created once and then shared throughout a business, thereby increasing productivity and consistency across multiple channels. In addition, a consistent user interface across all of the Affinium modules reduces training costs and speeds user adoption.

The following table identifies the EMM functionality provided by each of our Affinium modules:

	Affinium Campaign						Affinium Plan
						Affinium	Operations	Digital Asset	Financial	Affinium
	Campaign	eMessage	Interact	Optimize	Collaborate	Model	Management	Management	Management	Leads

Marketing and Customer Analytics	✓		✓	✓		✓
Demand Generation	✓	✓	✓	✓	✓					✓
Marketing Resource Management							✓	✓	✓	✓

Affinium Campaign allows marketing organizations to easily create, test and execute customer interaction strategies across outbound and inbound touch points using a common graphical user interface. Marketers can quickly create powerful marketing campaign logic using graphical flowcharts. Reusable campaign templates can be adapted to deliver personalized acquisition, retention, cross-selling and other treatment strategies through outbound channels such as direct mail, email, telemarketing and the web. Marketers can use Affinium Campaign to test customer interaction strategies by iteratively changing customer selection criteria, promotional offer materials or personalized digital marketing appearances, and then evaluating the effectiveness of each strategy before executing a program. We offer several optional modules to extend Affinium Campaign’s capabilities:

•	Affinium Campaign eMessage provides electronic messaging capabilities to send high volumes of personalized email and mobile text messages as part of scheduled marketing campaigns in order to respond to customer activities like service inquiries or order confirmations.

•	Affinium Campaign Interact delivers real-time, personalized marketing recommendations for self-service and agent-assisted channels like websites and call centers. Interact analyzes real-time customer behavior information, recent interactions and historical patterns to determine the most appropriate marketing response.

•	Affinium Campaign Optimize enables marketing organizations to determine the optimal interaction strategy for each customer over time through the use of our optimization algorithm that considers resource and other operational constraints across marketing campaigns and communication channels. The optimized interaction strategy allows businesses to respect customer privacy, prevent over-marketing to customers, avoid conflicting offers, and manage channel or inventory capacity limitations, all while maximizing key marketing objectives such as customer value and profitability.

•	Affinium Campaign Collaborate allows marketing organizations with business unit, regional and other distributed responsibilities to access and use a central repository of marketing campaigns according to their local needs while ensuring that best practices, privacy policies and other marketing requirements are respected. By sharing program responsibilities in this manner, a business can increase the responsiveness and effectiveness of its marketing and, at the same time, reduce demands on centralized marketing groups.

Affinium Model enables marketing organizations to automate the creation of accurate predictive models to determine customer response propensities, recognize customers at risk of attrition, identify significant customer behaviors, analyze customer attributes and preferences, discover cross-selling opportunities, and forecast customer value. Accurate models can be developed and deployed quickly to target likely responders to a particular marketing offer. The results of Affinium Model, such as model scoring, can be tightly integrated into ongoing marketing operations using Affinium Campaign Interact and Affinium Campaign Optimize.

Affinium Plan provides marketing operations and resource management capabilities that help marketers define, coordinate, monitor and measure marketing program activities. Affinium Plan provides visibility into all marketing initiatives, thereby enabling businesses to improve their decision-making, management and overall productivity for those initiatives. We currently offer three Affinium Plan modules:

•	Affinium Plan Operations Management enables businesses to execute marketing projects more efficiently by creating a central location for the establishment and communication of marketing plans and the tracking and analysis of results. Marketing plans are built using customizable templates to ensure that best practices are followed. Configurable notifications and alerts coordinate workflows and help manage marketing resources, while electronic message boards and integrated email messaging facilitate communication and collaboration among marketing team members. Because all marketing information is managed centrally, managers can track progress, costs and other project attributes to stay on time and on budget, improving accountability and measurability for marketing projects.

•	Affinium Plan Digital Asset Management allows a business to track, store, retrieve and use artwork, logos, advertising text and other digital files from a central location. Businesses can use this software to manage the growing inventory of materials needed to support the proliferation and velocity of marketing programs. Digital Asset Management enables marketers to reinforce consistent branding across all touch points and markets and to streamline lengthy creative, legal and compliance reviews.

•	Affinium Plan Financial Management enables businesses to manage their marketing budgets and expenses in order to measure marketing projects from a financial perspective. Marketers can enter budgets, forecasts, supplier invoices and other cost amounts into Affinium Plan and then track individual line items to specific accounting cost centers and marketing programs. Financial Management enables businesses to better control costs and to reallocate budget dollars in order to respond to changing market and business conditions.

Affinium Leads enables marketers to better manage the qualification, enrichment, distribution and maturation of leads from the sales and marketing organizations, resulting in increased closure rates and revenue. Affinium Leads helps automate the analysis, prioritization and distribution of leads based on easily defined business rules that can incorporate sophisticated analytics, regional overlays, product group hierarchies and channel partners. These leads can be managed within Affinium’s own interface or routed to existing contact management software or sales force automation systems.

Services

We provide a full range of services to our customers through three principal services groups:

Professional Services.  Our professional services group provides implementation, training and consulting services to our customers, MSPs and systems integrators. Implementation services include the installation of our software, identification and sourcing of legacy data, configuration of rules necessary to generate marketing campaigns, creation of reports, and other general services for our software. We generally provide implementation services on a time-and-materials basis. We offer customers, MSPs and systems integrators a full range of training and education services, including classroom, onsite and web-based training. We also offer a variety of consulting services to existing customers in order to help them use their licensed Affinium software more broadly and efficiently.

Maintenance and Technical Support.  We provide maintenance on a centralized basis from our headquarters in Waltham, Massachusetts. We provide technical support on a centralized basis from our headquarters in the United States and on a regional basis from centers in the United Kingdom, France and Singapore. We currently offer two levels of maintenance, standard and premium, both of which generally are sold for a term of one year. With both of these maintenance levels, customers are provided with online access to our customer support database, technical support and software updates and upgrades. With premium maintenance, customers are provided additional services such as emergency service response and periodic onsite utilization reviews.

Customer Success.  Our dedicated customer success group focuses on maintaining and expanding customer relationships around the world. For example, the customer success group maintains scheduled contacts with key accounts to ensure that our products and services are responsive to evolving customer needs. The group also manages our customer advisory board, which is comprised of customer representatives from different industries. We intend to increase our investment in our customer success activities to further strengthen customer loyalty and referenceability and to help differentiate our Affinium offerings in the EMM market. We believe our commitment to customer success provides us with a competitive advantage and supports our revenue-generating activities by helping us, for example, retain customers, obtain maintenance renewals and identify new product opportunities.

Customers

We have a worldwide installed base of approximately 300 companies in a broad range of industries. Approximately 75 of these companies sublicense our products from MSPs, as described under “— Alliances — Marketing Service Providers” below. In compiling our installed base, we include a company only if it is a legal entity that (a) has licensed or sublicensed one or more Affinium modules and (b) continues to receive maintenance from us for those modules, pursuant to either the initial license agreement or term arrangement or a subsequent maintenance agreement. Approximately 75 companies in our installed base are affiliated with other companies in our installed base, but are included because they have entered into separate licensing arrangements with us or our MSPs and use our software independently. See Note 12 to the financial statements for geographic data regarding our revenue from customers located outside of the United States.

We principally target our sales efforts to businesses with at least 100,000 customers and prospects. While our products are designed to serve the marketing needs of businesses in a wide variety of industries, we have focused our sales efforts to date principally on the financial services, publishing, retail, telecommunications, and travel and hospitality industries. These industries include significant numbers of businesses with large numbers of customers and prospects. We recently have begun to expand our selling focus to reach businesses in additional industries, including the automotive, healthcare, pharmaceuticals and high technology industries.

Customer List

The following is a partial listing of customers from which we derived an aggregate of at least $250,000 of revenue in the period from October 1, 2003 through September 30, 2005:

Financial Services	Retail	Travel and Hospitality

ABN AMRO	Best Buy	Ameristar Casinos
Astoria Federal Savings	BJ’s Wholesale	Choice Hotels
AXA Insurance	Bradford Exchange	Collette Travel
Bank of Montreal	Crate and Barrel	Intrawest
Capital One	Coldwater Creek	United Airlines Loyalty Service
The Cuna Mutual Group	Kohl’s
Deutsche Bank	Lands’ End
E*TRADE	L.L. Bean
Fifth Third Bank	Marks & Spencer	Other
Genworth Financial	Monoprix	AIG
Halifax Bank of Scotland	Nordstrom	Apple
JPMorgan	Yankee Candle	FedEx
KeyBank		Intuit
Laurentian Bank	Telecommunications	Maritz Loyalty
National Bank of Canada	Advanced Information Systems	Monster
Royal Bank of Canada	Comcast
Sainsbury’s Bank	Orange
Scotiabank	U.S. Cellular
SunTrust Bank	Vodafone
Wells Fargo Bank

Publishing
Educational Communications
Reader’s Digest
Star Tribune
The Tribune Company (Los Angeles Times and Chicago Tribune)
Thomson West

No customer accounted for 10% or more of our total revenue in fiscal 2003, fiscal 2004 or fiscal 2005.

Sales and Marketing

We sell and market our software primarily through our direct sales force and in conjunction with MSPs and systems integrators. In the United States, in addition to our headquarters in Waltham, Massachusetts, we have sales offices in several U.S. cities. Outside the United States, we maintain sales offices in the United Kingdom, France, Germany and Singapore, and also have sales personnel located in Australia, Belgium, Taiwan and Thailand.

Sales.  Our direct sales force, which consists of account executives, subject matter experts, technical pre-sales engineers and field managers, is responsible for the worldwide sale of our products to businesses across multiple industries and is primarily organized into geographic territories. Our inside sales department is responsible for sales lead generation and initial prospect qualification.

Marketing.  Our marketing activities consist of a variety of programs designed to generate sales leads and build awareness of our company and our EMM offerings. These activities include traditional product marketing functions such as production of both hardcopy and online product and company promotional material, gathering of customer and partner input for new product features, and creation of sales product demonstrations. We build awareness of our company and generate sales leads through trade shows, seminars, direct mail, customer and partner events, and, beginning in fiscal 2005, a limited advertising program focused on marketing organizations.

Alliances

We enter into non-exclusive alliances with MSPs and systems integrators to acquire new customers and to provide existing customers with a full spectrum of implementation services and training support, customer data management, and marketing program design and support. An MSP or systems integrator participated in selling or deploying Affinium software in 78% of the total number of our perpetual license agreements and term arrangements in fiscal 2005. Our alliance strategy enables us to become part of a total marketing solution for businesses and provides the potential through referrals and co-marketing opportunities to expand our contacts with prospects in new and existing markets. We will seek alliance opportunities with additional MSPs and systems integrators, particularly in additional countries outside the United States, that can complement or expand our business by offering configuration and integration support, data management and strategic marketing services.

Marketing Service Providers.  MSPs offer a range of marketing program design, support, and execution services on a hosted or outsourced basis. We selectively establish and maintain relationships with MSPs to resell and deploy our products. Our current MSPs include Acxiom, BeNOW (a division of Equifax), Epsilon, Experian and Harte-Hanks as well as other MSPs in a number of countries outside the United States. We enter into term arrangements with MSPs with respect to the Affinium offerings being used, and the MSPs then enter into sublicenses of those offerings. Approximately 75 companies currently sublicense Affinium offerings from our MSPs.

Systems Integrators.  Our relationships with systems integrators allow us to leverage our business model by selectively subcontracting or outsourcing integration and configuration services, thereby enabling us to focus our resources on additional sales of software licenses. Systems integrators also serve to provide us with leads for new business. Our systems integrators help their customers develop strategies for implementing our EMM offerings, provide implementation support, and offer assistance with ongoing measurement and process improvement. Our current systems integrators include Accenture, IBM and Quaero, as well as local systems integrators in a number of countries outside the United States.

Technology

Our product design philosophy is to deliver products that scale to meet the information processing volumes and computational complexity of sophisticated global marketers, while providing marketing process flexibility and software usability to meet the needs of marketing organizations across a range of industries, company sizes and marketing skill sets. Key elements of our technology include:

Software Architecture.  Our products have been developed using a logical multi-tier Internet architecture consisting of presentation, application logic and data management layers. Our products are highly scalable, enabling expansion at each tier and support of large databases.

Powerful Data Access.  Our Universal Dynamic Interconnect, or UDI, technology enables Affinium offerings to access and adapt easily to multiple existing marketing data sources, such as data warehouses and files, without requiring data replication or imposing proprietary data structures. UDI uses software wizards to guide the data mapping and access configuration to enable data-level integration without programming. UDI allows marketing organizations to dynamically access and manipulate all available levels of marketing data within campaigns for more accurate targeting and on-the-fly data aggregation and computations.

Advanced Analytics and Optimization.  Our Affinium offerings provide a broad range of integrated analytics, including analytical processing, data visualization, automated data mining and optimization algorithms. We have developed a number of analytic capabilities that enable rapid performance of sophisticated analytic processes.

Web Services Interoperability.  Affinium applications are based on the Java 2 Enterprise Edition, or J2EE, development framework. Through web services interfaces, Affinium applications can be integrated with other standards-compliant applications, including .NET-based applications. The Java platform is deployable and readily supported on most software and hardware platforms.

Technology Relationships.  We have formed relationships with vendors of software and hardware technologies to help ensure that our products are compatible with industry standards and to take advantage of current and emerging technologies. In particular, we maintain relationships, and support operating systems for platforms from, companies such as Hewlett-Packard, IBM, Microsoft, Oracle and Sun Microsystems. These companies may provide us with early releases of new products and, in some cases, access to technical resources to facilitate compatibility with their products.

Research and Development

Our research and development organization is responsible for designing, developing, enhancing and supporting our software products, performing product testing and quality assurance activities, and ensuring the compatibility of our products with third-party hardware and software products. Our research and development organization is divided into teams consisting of development engineers, product managers, quality assurance engineers, technical writers and technical support staff. We employ advanced software development tools, including automated testing, performance monitoring, source code control and defect tracking systems.

Our research and development expense totaled $5.0 million in fiscal 2003, $8.3 million in fiscal 2004 and $11.5 million in fiscal 2005.

Competition

The market for EMM software, which has emerged only in recent years, is intensely competitive, evolving rapidly and fragmented. We believe the following factors are the principal methods of competition in the EMM market:

•	marketing focus and domain expertise;

•	product functionality, performance and reliability;

•	breadth and depth of product offerings;

•	ability to offer integrated solutions;

•	services organization and post-sale support;

•	total cost of ownership;

•	large and referencable customer base;

•	time to market;

•	product architecture and scalability; and

•	price.

The following summarizes the principal products that compete with our Affinium software products:

•	Our products compete with solutions developed internally by businesses. Prior to the emergence of the EMM market, businesses managing their marketing programs relied upon manual processes, internally developed software programs, and desktop productivity software such as graphics packages, word processing and spreadsheets to conduct marketing operations. Many businesses continue to rely upon these internally developed solutions, although we believe that businesses increasingly recognize that doing so is inefficient and uneconomical. We believe our product functionality, the breadth of our modular software offerings and our products’ open architecture differentiate our software, because our products enable a marketer to use, modify and execute end-to-end marketing strategies more easily than with internally developed solutions.

•	Our products compete with other EMM software products from a number of privately-held vendors such as Aprimo. Some of these vendors focus on a limited range of the EMM market. We believe we are able to compete successfully with these vendors due to our established market leadership, the comprehensiveness of our offerings, and the flexibility and scalability of our open architecture. In particular, we believe businesses can more readily achieve seamless integration with multiple data sources and reduce data duplication with our Affinium offerings than with our competitors’ EMM offerings, thereby providing a lower total cost of ownership. Some of our competitors may attempt to compete on the basis of price, but we believe that potential customers frequently rely more heavily on other factors, including domain expertise, breadth and depth of product offerings, analytic functionality, total cost of ownership and scalability, in making their EMM software purchasing decisions.

•	Our products compete with CRM and other enterprise application software from vendors such as Chordiant Software, E.piphany, a division of SSA, and Siebel, a division of Oracle. While these vendors have developed offerings that include marketing software, they do not provide all of the EMM functionality that we believe is needed to support a dynamic, customer-centric marketing organization. These vendors may seek to compete on price by bundling their marketing applications with other enterprise applications. We believe we compete successfully with these vendors based upon our marketing focus and domain expertise, our open architecture, and the breadth and depth of analytical and other functionality of our products.

•	Our products also compete with infrastructure software, including data warehousing and business intelligence tools, from providers such as SAS and Teradata, a division of NCR Corporation. We compete with these providers on the same basis as we compete with CRM and other enterprise application vendors. In particular, we believe that we compete successfully with these providers based on our marketing focus and domain expertise, as well as our open architecture.

Some of our current and potential competitors, particularly vendors of CRM and other enterprise application software and infrastructure software, have significantly greater financial, technical, marketing, service and other resources than we have. In addition, many of these companies also have a larger installed base of users, longer operating histories and greater name recognition than we have. Competitors with greater financial resources may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns. Moreover, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively.

In addition, some of the companies with which we have alliance relationships also are, or may be in the future, competitors of ours. For example, MSPs typically have available their own internally developed applications that they can choose to offer to a customer in lieu of our software offerings.

Intellectual Property

Our success will depend in part on our ability to protect our intellectual property and to avoid infringement of the intellectual property of third parties. We rely on a combination of patents, trademarks, copyrights and trade secret laws in the United States and other jurisdictions, as well as contractual provisions and licenses, to protect our proprietary rights and brands. We cannot, however, be sure that steps we take to protect our proprietary rights will prevent misappropriation of our intellectual property.

As of September 30, 2005, we had four issued U.S. patents and six pending U.S. patent applications. We file applications for patents on certain inventions in the United States, and in each case consider whether filing for protection in selected foreign jurisdictions is appropriate. We evaluate ideas and inventions for patent protection with a team of engineers, product managers and internal counsel, in consultation with our outside patent counsel. These issued patents and pending patent applications relate to various systems and methods, including data mining, modeling and optimization. The issued patents we own will expire in 2018. We anticipate filing more patent applications in the ordinary conduct of our business.

“Unica” is a registered trademark in the United States, Korea and the European Union. “Affinium” is registered as a trademark in the United States and the European Union. We also hold trademarks and service marks identifying certain product and service offerings. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We also pursue foreign copyrights, trademarks and service marks where applicable and necessary. Although we typically consider whether filing for patent protection in foreign jurisdictions is appropriate, to date we have not pursued patent protection in any foreign countries.

We may not receive competitive advantages from the rights granted under our patents and other intellectual property rights. Others may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around the patents owned or licensed by us. Our existing and future patents may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. It is possible that literature we may be advised of by third parties in the future could negatively affect the scope or enforceability of either our present or future patents. Furthermore, our pending and future patent applications may not issue with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Moreover, we have adopted a strategy of seeking limited patent protection with respect to the technologies used in or relating to our products. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In addition, in foreign countries, we may not receive effective patent and trademark protection. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third party’s patent or other proprietary rights. In addition, in the future we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Risk Factors — Intellectual property litigation and infringement claims may cause us to incur significant expenses or prevent us from selling our software products.”

We license our software pursuant to agreements that impose restrictions on customers’ ability to use the software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute nondisclosure and assignment of intellectual property agreements and by restricting access to our source code. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties.

We have incorporated third-party licensed technology into our current product offerings. Royalties paid for this third-party licensed technology represented 1% of total revenue in fiscal 2004 and fiscal 2005, and we expect this percentage to remain relatively constant for the foreseeable future. If these technology providers were no longer to allow us to use these technologies for any reason, we may be required to:

•	identify, license and integrate equivalent technology from another source;

•	rewrite the technology ourselves; or

•	rewrite portions of our software to accommodate the change or no longer use the technology.

Any one of these outcomes could delay further sales or the implementation of our products, impair the functionality of our products, delay new product introductions, result in our substituting inferior or more costly technologies into our products, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new products, and we cannot assure you that we could license that technology on commercially reasonable terms or at all. Because of the relative immateriality of this third-party licensed technology as well as the availability of alternative equivalent technology, we do not expect that our inability to license this technology in the future would have a material adverse effect on our business or operating results. Our inability to license this technology could adversely affect our ability to compete.

Employees

As of September 30, 2005, we had a total of 284 employees, consisting of 97 employees in sales and marketing, 78 employees in research and development, 72 employees in services groups, and 37 employees in general and administrative functions. A total of 68 of those employees were located outside of the United States.

From time to time we also employ independent contractors and temporary employees to support our operations. None of our employees are subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our relations with our employees are good.

Our Corporate Information

We were incorporated in Massachusetts in December 1992 and reincorporated in Delaware in June 2003. Our principal executive offices are located at Reservoir Place North, 170 Tracer Lane, Waltham, Massachusetts 02451-1379, and our telephone number is (781) 839-8000.

Available Information

Our website address is www.unica.com. The contents of our website are not part of this Annual Report, and our Internet address is included in this document as an inactive textual reference only. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.

Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for our existing and potential stockholders to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Risks Relating to Our Business and Industry

If the market for enterprise marketing management software does not develop as we anticipate, our revenue may decline or fail to grow and we may incur operating losses.

We derive, and expect to continue to derive, all of our revenue from providing enterprise marketing management, or EMM, software and services. The market for EMM software is relatively new and still evolving, and it is uncertain whether these products will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of businesses to implement EMM software.

Some businesses may be reluctant or unwilling to implement EMM software for a number of reasons, including failure to perceive the need for improved marketing processes and lack of knowledge about the potential benefits that EMM software may provide. Even if businesses recognize the need for improved marketing processes, they may not select EMM software such as ours because they previously have made investments in internally developed solutions or marketing or infrastructure software. Some businesses may elect to improve their marketing processes through software obtained from their existing enterprise software providers, whose products are designed principally to address one or more functional areas other than marketing. These enterprise products may appeal to customers that wish to limit the number of software vendors on which they rely and the number of different types of software used to run their businesses.

If businesses do not perceive the benefits of EMM software, the EMM market may not continue to develop or may develop more slowly than we expect, either of which would significantly adversely affect our revenue and profitability. Because the market for EMM software is developing and the manner of its development is difficult to predict, we may make errors in predicting and reacting to relevant business trends, which could harm our operating results.

Our quarterly revenue and other operating results can be difficult to predict and can fluctuate substantially, which may result in volatility in the price of our common stock.

Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter. This variability may lead to volatility in our stock price as equity research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:

•	the timing and size of our licensing transactions;

•	the mix of perpetual licenses and term arrangements;

•	lengthy and unpredictable sales cycles;

•	the timing of development, introduction and market acceptance of new products or product enhancements by us or our competitors;

•	the timing of acquisitions of businesses and products by us or our competitors;

•	product and price competition;

•	the mix of higher-margin license revenue and lower-margin service revenue;

•	changes in our operating expenses;

•	software defects or other product quality problems;

•	our ability to hire, train and retain sufficient sales, service and other personnel;

•	fluctuations in currency exchange rates; and

•	fluctuations in economic and financial market conditions.

Because of quarterly fluctuations, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Moreover, our operating results may not meet our announced guidance or expectations of equity research analysts or investors, in which case the price of our common stock could decrease significantly.

In addition, our expense levels are based, in significant part, on our expectations as to future revenue and are largely fixed in the short term. As a result, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Furthermore, we intend to increase our operating expenses as we expand our product development, sales and marketing, and administrative organizations. The timing of these increases and the rate at which new personnel become productive will affect our operating results, and, in particular, we may incur operating losses in the event of an unexpected delay in the rate at which development or sales personnel become productive. Any such revenue shortfall, and the resulting decrease in operating income or increase in operating loss, could lead to volatility in the price of our common stock.

The long sales cycles for our software products may cause our quarterly revenue to fluctuate significantly, which may result in volatility in the price of our common stock.

Our software products have lengthy sales cycles, which typically extend from six to twelve months and may take more than two years. A customer’s decision to license our products often involves a significant commitment of its resources and a lengthy product evaluation and qualification process. The length of our sales cycle varies depending on the approval processes of the customer, the product being licensed, the nature and size of the project, the customer’s budget, and the involvement of third-party product or service providers. We may incur substantial sales and marketing expense and expend significant management efforts during this time, regardless of whether we make a sale. As a result of the lengthy sales cycles for our products, it is difficult for us to predict the quarter in which a particular sale may occur. Accordingly, our revenue and other operating results may vary significantly from quarter to quarter, which in turn could create volatility in the price of our common stock.

The delay or cancellation of one or more large transactions may adversely affect our quarterly revenue.

Large license transactions from time to time account for a substantial amount of our license revenue in a fiscal quarter. For example, transactions with one customer accounted for more than 10% of our revenue in the three months ended March 31, 2004, transactions with two other customers each accounted for more than 10% of our revenue in the three months ended June 30, 2004, transactions with one other customer accounted for more than 10% of our revenue in the three months ended September 30, 2004, and transactions with one customer accounted for more than 10% of our revenue in the three months ended June 30, 2005. If a potential customer does not enter into a large transaction that we anticipate in a certain quarter, or if we are unable to recognize license revenue from that transaction in the quarter, our revenue may decline or fail to grow at the rate expected and we may incur operating losses in that quarter. Moreover, a significant portion of each quarter’s license revenue historically has come from transactions agreed upon in the final month of the quarter. Therefore, even a short delay in the consummation of an agreement may cause our revenue to fall below our announced guidance or expectations of equity research analysts or investors for a quarter.

A substantial majority of our license revenue is derived from our Affinium Campaign software, and a decline in sales of licenses of this software could materially adversely affect our operating results.

Sales of licenses of our Affinium Campaign software accounted for 85% of our total license revenue in fiscal 2003, 73% of our total license revenue in fiscal 2004 and 79% of our total license revenue in fiscal 2005. We expect to derive a substantial majority of our license revenue for the foreseeable future from current and future versions of our Affinium Campaign software, and our operating results will depend significantly upon the level of demand for this software. Demand for our Affinium Campaign software may decline due to a number of factors, including increased market penetration by products of our competitors or slower growth in the EMM market than we anticipate. If demand for our Affinium Campaign software decreases significantly, our operating results will be adversely affected and we may incur operating losses.

If we fail to develop new software products or enhance existing products, we will not be able to achieve our anticipated level of growth.

The EMM market is characterized by:

•	rapid technological developments;

•	evolving industry standards;

•	changes in customer requirements and marketing processes; and

•	frequent new product introductions and enhancements.

We must introduce new software products and enhance existing products in order to meet our business plan, keep pace with technological developments, satisfy increasing customer requirements, increase awareness of EMM software generally and of our company and products in particular, and maintain our competitive position. Any new products we develop may not be introduced in a timely manner and may not achieve market acceptance sufficient to generate significant revenue. Furthermore, we expect other companies to develop and market new products that will compete with, and reduce the demand for, our products. We cannot assure you that we will be successful in developing, marketing and licensing new products or product updates and upgrades that meet changing industry standards and customer demands, or that we will not experience difficulties that could delay or prevent the successful development, marketing and licensing of these products. If we are unable to develop new products successfully, to enhance our existing products, or to position or price our products to meet market demand, we may not be able to achieve our anticipated level of growth and our revenue and other operating results would be adversely affected.

In addition, because our software products are intended to operate on a variety of hardware and software platforms, we must continue to modify and enhance our products to keep pace with changes in these platforms. Any inability of our products to operate effectively with existing or future hardware and software platforms could reduce the demand for our products, result in customer dissatisfaction and limit our revenue.

Competition from EMM, enterprise application and infrastructure software, as well as from internally developed solutions, could adversely affect our ability to sell our software products and related services and could result in pressure to price our products in a manner that reduces our margins.

The market for EMM software, which has emerged only in recent years, is intensely competitive, evolving and fragmented. Our software products compete with software developed internally by businesses as well as software offered by commercial competitors. Our principal commercial competition consists of:

•	vendors of software products addressing a range or portion of the EMM market;

•	vendors of customer relationship management and other enterprise application software; and

•	providers of infrastructure software.

We expect additional competition from other established and emerging companies as the EMM market continues to develop and expand. We also expect competition to increase as a result of software industry consolidation, including through a merger or partnership of two or more of our competitors, and the entrance of new competitors in the EMM market. Many of our current and potential competitors have larger installed bases of users, longer operating histories and greater name recognition than we have. In addition, many of these companies have significantly greater financial, technical, marketing, service and other resources than we have. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands and to devote greater resources to the development, promotion and sale of their products than we can.

Competition could seriously impede our ability to sell additional software products and related services on terms favorable to us. Businesses may continue to enhance their internally developed solutions, rather than investing in commercial software such as ours. Our current and potential commercial competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive. In addition, if these competitors develop products with similar or superior functionality to our products, we may need to decrease the prices for our products in order to remain competitive. If we are unable to maintain our current product, services and maintenance pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected. We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures will not materially adversely affect our business, financial condition and operating results.

If we do not maintain and strengthen our alliance relationships, our ability to generate revenue and manage expenses could be adversely affected.

We believe that our ability to increase revenue from our software products and manage our expenses depends in part upon our maintaining and strengthening our existing alliance relationships and our developing new alliance relationships, particularly in additional countries outside the United States. We rely on established, nonexclusive relationships with a variety of MSPs and systems integrators for marketing, licensing, implementing and supporting our products. Although many aspects of our alliance relationships are contractual in nature, important aspects of these relationships depend on the continued cooperation between the parties. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of an MSP or systems integrator may interfere with our ability to market, license, implement or support our products with that party, which in turn could harm our business. Some of our competitors may have stronger relationships with our MSPs and systems integrators than we do, and we have limited control, if any, as to whether MSPs and systems integrators implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings. In addition, MSPs typically have available their own internally developed applications that they may choose to offer and support in lieu of our software offerings.

We may not be able to maintain our alliance relationships or attract sufficient additional MSPs and systems integrators that have the ability to market, sell, implement or support our products effectively. If we are unable to leverage our sales resources through our alliance relationships with MSPs, we may need to hire and train additional qualified sales personnel. Similarly, if we cannot leverage our services resources through our alliance relationships with systems integrators, we may incur additional costs associated with providing services. We cannot assure you, however, that we will be able to hire additional qualified sales or service personnel in these circumstances, and our failure to do so may restrict our ability to generate revenue or implement our products on a timely basis. Even if we are successful in hiring additional qualified sales or service personnel, we will incur additional costs and our operating results, including our gross margins, may be adversely affected.

If we fail to retain our chief executive officer or other key personnel or if we fail to attract additional qualified personnel, we will not be able to achieve our anticipated level of growth and our operating results could be adversely affected.

Our future success depends upon the continued service of our executive officers and other key sales, marketing, service, engineering and technical staff. The loss of the services of our executive officers and other key personnel would harm our operations. In particular, Yuchun Lee, our co-founder, chief executive officer, president and chairman, is critical to the management of our business and operations, as well as to the development of our strategic direction. None of our officers or key personnel is bound by an employment agreement, and we do not maintain key person life insurance on any of our employees other than our chief executive officer. In addition, our future success will depend in large part on our ability to attract a sufficient number of highly qualified personnel, and there can be no assurance that we will be able to do so. Competition for qualified personnel in the software industry is intense, and we compete for these personnel with other software companies that have greater financial, technical, marketing, service and other resources than we do. If we fail to retain our key personnel and to attract new personnel, we will not be able to achieve our anticipated level of growth and our operating results could be adversely affected.

Our international operations expose us to additional business risks, and failure to manage these risks may adversely affect our business and operating results.

We have sales offices across the United States, including at our headquarters in Waltham, Massachusetts, as well as in the United Kingdom, France, Germany and Singapore. In addition, we opened a research and development office in India in October 2004. Revenue from customers located outside of the Americas accounted for $5.6 million, or 18% of total revenue, in fiscal 2003, $12.7 million, or 26% of total revenue, in fiscal 2004, and $12.8 million, or 20% of total revenue, in fiscal 2005. Our international operations are subject to a number of risks and potential costs, including:

•	lack of local recognition of our branding, which may require that we spend significant amounts of time and money to build brand identity;

•	difficulty in establishing, staffing and managing international operations;

•	internationalization of our products to meet local customs or the needs of local marketing organizations;

•	different pricing environments;

•	longer accounts receivable payment cycles and other collection difficulties;

•	compliance with multiple, conflicting, and changing laws and regulations, including employment, tax, trade, privacy, and data protection laws and regulations;

•	laws and business practices, which may vary from country to country and may favor local competitors;

•	limited protection of intellectual property in some countries outside of the United States; and

•	political and economic instability.

Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. In addition, as of September 30, 2005, we had $2.2 million of receivables denominated in currencies other than the U.S. dollar. As a result, our operating results and cash flows are subject to fluctuations due to changes in the relative values of the U.S. dollar and foreign currencies. These fluctuations could negatively affect our operating results and could cause our net income or loss to vary from quarter to quarter. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

Our failure to manage the risks associated with our international operations effectively could limit the future growth of our business and adversely affect our operating results. We may in the future further expand our existing international operations by, for example, entering additional international markets. We may be required to make a substantial financial investment and expend significant management efforts in connection with any such international expansion.

Our inability to sustain our historical maintenance renewal rates and pricing would adversely affect our operating results.

We generate maintenance fees revenue from sales of maintenance associated with licensed software. We generally sell maintenance on an annual basis. In each of the last three fiscal years, customers have renewed maintenance arrangements in effect as of the beginning of the fiscal year representing, by dollar value, approximately 90% of the maintenance agreements that came up for renewal during the fiscal year. We cannot assure you that we will succeed in sustaining this rate of maintenance renewals. Moreover, we may face competitive or other pressures to reduce the pricing of our maintenance arrangements. If we fail to sustain our historical level of maintenance renewals or our historical pricing, our maintenance fees revenue and total revenue would decrease and our operating results would be adversely affected.

If we fail to manage our expanding operations effectively, we may not be able to achieve our anticipated level of growth and our operating results could be adversely affected.

In fiscal 2005, we significantly expanded our operations. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our software offerings, projected increases in our customer base, and anticipated growth in the number and complexity of software implementations. Our expansion has placed, and will continue to place, a significant strain on our management, sales, services, development and financial infrastructure. In particular, we must further expand and improve our accounting, management and operational controls and our reporting systems and procedures. Our future success will depend in part upon our ability to expand our infrastructure and manage our continuing operational growth effectively.

Defects or errors in our software products could harm our reputation, impair our ability to sell our products and result in significant costs to us.

Our software products are complex and may contain undetected defects or errors. We have not suffered significant harm from any defects or errors to date, but we have from time to time found defects in our products and we may discover additional defects in the future. We may not be able to detect and correct defects or errors before releasing products. Consequently, we or our customers may discover defects or errors after our products have been implemented. We have in the past issued, and may in the future need to issue, corrective releases of our products to correct defects or errors. The occurrence of any defects or errors could result in:

•	lost or delayed market acceptance and sales of our products;

•	delays in payment to us by customers;

•	product returns;

•	injury to our reputation;

•	diversion of our resources;

•	legal claims, including product liability claims, against us;

•	increased service and warranty expenses or financial concessions; and

•	increased insurance costs.

Defects and errors in our software products could result in an increase in service and warranty costs or claims for substantial damages against us. Our license agreements with our customers typically contain provisions designed to limit our liability for defects and errors in our products and damages relating to such defects and errors, but these provisions may not be enforced by a court or otherwise effectively protect us from legal claims. Our liability insurance may not be adequate to cover all of the costs resulting from these legal claims. Moreover, we cannot assure you that our current liability insurance coverage will continue to be available on acceptable terms or that the insurer will not deny coverage as to any future claim. The successful assertion against us of one or more large claims that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business and operating results. Furthermore, even if we succeed in the litigation, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

New accounting standards or interpretations of existing accounting standards could adversely affect our operating results.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, we recognize software license revenue in accordance with Statement of Position, or SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. The American Institute of Certified Public Accountants and the SEC continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements. As a result of future interpretations or applications of existing accounting standards, including SOP 97-2 and SOP 98-9, by regulators or our internal or independent accountants, we could be required to delay revenue recognition into future periods, which would adversely affect our operating results.

Certain factors have in the past and may in the future cause us to defer recognition for license fees beyond delivery. For example, the inclusion in our software arrangements of customer acceptance testing, specified upgrades or other material non-standard terms could require the deferral of license revenue beyond delivery. Because of these factors and other specific requirements under accounting principles generally accepted in the United States for software revenue recognition, we must have very precise terms in our software arrangements in order to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we may accept terms and conditions that do not permit revenue recognition at the time of delivery.

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), Share Based Payment. SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) will require us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. SFAS 123(R) requires us to adopt new accounting provisions beginning in the first quarter of fiscal 2006. We continue to evaluate the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations. We expect that our adoption of SFAS 123(R) will adversely affect our operating results to some extent in future periods. However, uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult for us to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS No. 123 pro forma expense disclosed in the notes to our consolidated financial statements. If SFAS 123 had applied to our operating results for fiscal 2005 and we had used a Black-Scholes option pricing model, we would have recognized additional expense of $1,033,000, which would have increased our diluted net loss per common share for fiscal 2005 from $0.03 to $0.08. Our use of a different option pricing model, however, may have resulted in a different amount of expense.

We intend to increase the amount of revenue that we derive from term arrangements, which may cause our quarterly revenue and other operating results to fail to meet expectations.

We generate recurring revenue from agreements to license our offerings on a term basis through MSPs that provide outsourcing and database hosting for on-demand solutions. Our term arrangements typically have a license period of one year, although the license periods may range from 3 to 36 months. We intend to seek to increase the percentage of our total revenue derived under the term pricing model in order to diversify our revenue stream and generally provide us with greater revenue predictability in the long term. Since revenue from a term arrangement is recognized over the life of the arrangement rather than upon product delivery, a greater shift than anticipated from perpetual license agreements towards term arrangements will result in our recognizing less revenue in the initial quarters of the license period. Similarly, a decline in new or renewed term arrangements in any one quarter will not necessarily be fully reflected in the revenue for that quarter and may negatively affect our revenue in future quarters. Differences in the mix of our perpetual license revenue and our term fees revenue could cause our operating results for a quarter to vary from our announced guidance or expectations of equity research analysts or investors, which could result in volatility in the price of our common stock.

Privacy and security concerns, including evolving government regulation in the area of consumer data privacy, could adversely affect our business and operating results.

The effectiveness of our software products relies on our customers’ storage and use of data concerning their customers, including financial, personally identifying and other sensitive data. Our customers’ collection and use of these data for consumer profiling may raise privacy and security concerns. We have implemented various features intended to enable our customers to better comply with privacy and security requirements, such as opt-out messaging and checking, the use of anonymous identifiers for sensitive data, and restricted data access, but these security measures may not be effective against all potential privacy concerns and security threats. If a breach of customer data security were to occur, our products may be perceived as less desirable, which would negatively affect our business and operating results.

In addition, governments in some jurisdictions have enacted or are considering enacting consumer data privacy legislation, including laws and regulations applying to the solicitation, collection, processing and use of consumer data. This legislation could reduce the demand for our software products if we fail to design or enhance our products to enable our customers to comply with the privacy and security measures required by the legislation. Moreover, we may be exposed to liability under existing or new consumer data privacy legislation.

If we fail to protect our proprietary rights and intellectual property adequately, our business and prospects may be harmed.

Our success depends in large part on our proprietary technology. We rely on a combination of patents, trademarks, copyrights, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our software products and services. We cannot assure you that these protections will be adequate to prevent our competitors from copying or reverse-engineering our products, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. As of September 30, 2005, we had four issued U.S. patents and six pending U.S. patent applications. We may, however, be unable to obtain additional patent protection in the future. In addition, any current or future patents issued to us may not provide us with any competitive advantages, or may be challenged by third parties. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Accordingly, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

In addition, effective patent, trademark, copyright, service mark and trade secret protection may not be available to us in every country in which our software products are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. To date, we have not applied for any patent protection outside of the United States. Therefore, to the extent that we continue to increase our international selling activities, our exposure to unauthorized copying and use of our products and proprietary information will continue to increase.

We have entered into agreements with many of our customers, MSPs and systems integrators that require us to maintain the source code of our software products in escrow. These agreements typically provide that these parties will have limited, nonexclusive rights to use the source code under certain circumstances in which we are unable or unwilling to provide product support, including in the event of our bankruptcy. We may be unable, however, to control the actions of our customers, MSPs and systems integrators that have entered into these agreements, and our business may be harmed if one or more customers, MSPs or systems integrators uses the source code for purposes other than those permitted by the escrow provisions.

Intellectual property litigation and infringement claims may cause us to incur significant expenses or prevent us from selling our software products.

The software industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. From time to time, we receive claims that our software products or business infringe or misappropriate the intellectual property of third parties. We cannot assure you that a third party will not assert that our technology violates its intellectual property rights or that we will not be the subject of a material intellectual property dispute. EMM software developers may become increasingly subject to infringement claims as the number of commercially available EMM software products increases and the functionality of these products further overlaps. If we become subject to an infringement claim, regardless of the merit of the claim or our defenses, the claim could require us to:

•	incur substantial expenses and expend significant management efforts;

•	cease making, licensing or using products that incorporate the challenged intellectual property;

•	enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies; and

•	expend additional development resources to redesign our products.

We may also be required to indemnify customers, MSPs or systems integrators for their use of the intellectual property or for third-party products that are incorporated into our products and that infringe the intellectual property rights of others. If we are unable to resolve our legal obligations by settling or paying an infringement claim or a related indemnification claim as described above, we may be required to refund amounts that we had received under the contractual arrangement with the customer, MSP or systems integrator.

In addition, from time to time there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. We use a limited amount of open source software in our products and may use more open source software in the future. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software.

We may enter into acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

We intend to pursue acquisitions of businesses, technologies and products that will complement our existing operations. We cannot assure you that any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:

•	difficulties in integrating the operations and personnel of the acquired companies;

•	maintenance of acceptable standards, controls, procedures and policies;

•	potential disruption of ongoing business and distraction of management;

•	impairment of relationships with employees and customers as a result of any integration of new management and other personnel;

•	inability to maintain relationships with customers of the acquired business;

•	difficulties in incorporating acquired technology and rights into products and services;

•	failure to achieve the expected benefits of the acquisition;

•	unexpected expenses resulting from the acquisition;

•	potential unknown liabilities associated with acquired businesses; and

•	unanticipated expenses related to acquired technology and its integration into existing technology.

In addition, acquisitions may result in the incurrence of debt, restructuring charges and large one-time write-offs, such as write-offs for acquired in-process research and development costs. Acquisitions may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. Furthermore, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted and earnings per share may decrease.

From time to time, we may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions properly, we may not be able to achieve our anticipated level of growth and our business and operating results could be adversely affected.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

Following the closing of our initial public offering in August 2005, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC and the Nasdaq National Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2006, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Nasdaq, SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.

The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including the other risk factors described above. Additional financing may not be available on terms favorable to us, or at all. Any additional capital raised through the sale of equity or convertible debt securities may dilute your percentage ownership of our common stock. Furthermore, any new equity securities we issue could have rights, preferences and privileges superior to our common stock. Capital raised through debt financings could require us to make periodic interest payments and could impose potentially restrictive covenants on the conduct of our business.

Risks Relating to Ownership of Our Common Stock

The price of our common stock may be volatile.

Prior to August 3, 2005, there was no public trading market for our common stock. The trading market for our common stock is therefore immature, and the trading price of our common stock may fluctuate substantially. These fluctuations could cause you to lose part or all of any investment in shares of our common stock.

The following factors, most of which are outside of our control, could cause the market price of our common stock to decrease significantly:

•	loss of any of our major customers;

•	departure of key personnel;

•	variations in our quarterly operating results;

•	announcements by our competitors of significant contracts, new products or product enhancements, acquisitions, distribution partnerships, joint ventures or capital commitments;

•	changes in governmental regulations and standards affecting the software industry and our products, including implementation of additional regulations relating to consumer data privacy;

•	decreases in financial estimates by equity research analysts;

•	sales of common stock or other securities by us in the future;

•	decreases in market valuations of software companies; and

•	fluctuations in stock market prices and volumes.

In the past, securities class action litigation often has been initiated against a company following a period of volatility in the market price of the company’s securities. If class action litigation is initiated against us, we will incur substantial costs and our management’s attention will be diverted from our operations. All of these factors could cause the market price of our stock to decline, and you may lose some or all of your investment.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our stock could decline if one or more equity research analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

Future sales of our common stock by existing stockholders could cause our stock price to decline.

If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock. Substantially all of our stockholders prior to the initial public offering are subject to lock-up agreements with the underwriters that restrict their ability to transfer their stock until at least January 30, 2006. Upon expiration of the lock-up agreements, an additional 12,866,691 shares of our common stock will be eligible for sale in the public market. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse and our stockholders are able to sell shares of our common stock into the market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.

Our directors and executive officers will continue to have substantial control over us and could limit the ability of stockholders to influence the outcome of key transactions, including changes of control.

We anticipate that our executive officers and directors and entities affiliated with them will, in the aggregate, beneficially own a significant amount of our outstanding common stock in the near term. In particular, Yuchun Lee, our co-founder, chief executive officer, president and chairman, beneficially owned 26% of our outstanding common stock as of September 30, 2005. Our executive officers, directors and affiliated entities, if acting together, would be able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.

Our corporate documents and Delaware law make a takeover of our company more difficult, which may prevent certain changes in control and limit the market price of our common stock.

Our charter and by-laws and Section 203 of the Delaware General Corporation Law contain provisions that might enable our management to resist a takeover of our company. These provisions might discourage, delay or prevent a change in the control of our company or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Some provisions in our charter and by-laws may deter third parties from acquiring us, which may limit the market price of our common stock.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We lease our corporate headquarters of approximately 72,000 square feet in Waltham, Massachusetts pursuant to a lease agreement that expires in April 2009. As of September 30, 2005, we also leased facilities in Paris, France; Uxbridge, England; Pune, India; Munich, Germany and Singapore.

Item 3.  Legal Proceedings

We are not currently a party to any material litigation and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition. The industry in which we operate is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we may be involved in various legal proceedings from time to time.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

Our common stock has been listed on the Nasdaq National Market under the trading symbol UNCA since August 3, 2005, following the pricing of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low closing sales prices of our common stock, as reported by the Nasdaq National Market, since the pricing of our initial public offering:

Fiscal 2005	High	Low
Fourth quarter (commencing August 3, 2005)	$12.82	$10.98

The closing sale price of our common stock, as reported by the Nasdaq National Market, was $11.02 on December 9, 2005.

Holders

As of December 9, 2005 there were approximately 256 stockholders of record of our common stock based on the records of our transfer agent. We estimate that there were approximately 93 beneficial owners of our common stock as of December 9, 2005.

Dividends

Following the closing of our initial public offering in August 2005, we paid a one-time dividend of $10.8 million to persons who held our common and preferred stock (on an as-converted basis) as of August 3, 2005 and a $1.0 million redemption payment to holders of Series B Preferred Stock as of August 3, 2005. Except for such one-time dividend and redemption payment, we have never paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying other cash dividends on our common stock in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans.

Rule 10b5-1 Trading Plans

In September 2005, our board of directors approved an amendment to our insider trading policy to provide that our officers may sell shares of our common stock only pursuant to trading plans or arrangements complying with Rule 10b5-1 under the Securities Exchange Act of 1934. Rule 10b5-1 trading plans generally provide for sales of common stock on specified dates or from time to time, subject to price restrictions, daily limits and other contingencies.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities.

During fiscal 2005, we granted options to purchase an aggregate of 587,670 shares of our common stock to employees under our 2003 Stock Option Plan and our 2005 Stock Incentive Plan, at a weighted average exercise price of $9.30 per share. In addition, we issued 752,281 shares of common stock during 2005 in connection with the exercise of outstanding options under our Stock Plans to 106 of our employees, at a weighted exercise price of $1.24 per share. These option exercises resulted in aggregate proceeds to us of approximately $936,000. No underwriters were involved in the foregoing stock or option issuances. The foregoing stock and option issuances were exempt from registration under the Securities Act of 1933, either pursuant to Rule 701 under the Securities Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) under the Securities Act, as a transaction by an issuer not involving a public offering.

In connection with our initial public offering all outstanding shares of our Series A Preferred Stock and Series B Preferred Stock were converted to 4,082,967 shares of common stock, and the Redeemable Preferred Stock was cancelled.

The aggregate net proceeds from our sale of 4,470,000 shares of our common stock, $0.01 par value, in our initial public offering totaled $38.5 million, consisting of net proceeds of $31.8 million from our sale of 3,750,000 shares in the firm commitment initial public offering and $6.7 million from our sale of 720,000 shares upon the exercise of an over-allotment option granted to the underwriters in the offering. We have used a portion of the proceeds to fund a $1.0 million redemption payment to the holders of our Series B Preferred Stock as of August 3, 2005. With the exception of this payment, none of our net proceeds from the initial public offering have been applied. Pending such application, we have invested the remaining net proceeds in cash, cash equivalents and short-term investments, in accordance with our investment policy, in money-market mutual funds, commercial paper and municipal bonds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2005, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below as of September 30, 2004 and 2005, and for the years ended September 30, 2003, 2004 and 2005 are derived from our financial statements audited by Ernst & Young LLP, our independent registered public accounting firm, and included elsewhere in this Annual Report. The selected consolidated financial data as of September 30, 2001, 2002 and 2003 and for the years ended September 30, 2001 and 2002 are derived from our audited financial statements not included in this Annual Report.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended September 30,
	2001	2002	2003	2004	2005
	(In thousands, except per share data)
Consolidated Income Statement Data:
Revenue:
License	$11,756	$11,669	$17,203	$24,019	$29,343
Maintenance and services	5,124	8,979	14,105	24,696	34,205

Total revenue	16,880	20,648	31,308	48,715	63,548

Cost of revenue:
License	72	407	300	687	957
Maintenance and services	2,355	2,567	4,646	8,075	10,679

Total cost of revenue	2,427	2,974	4,946	8,762	11,636

Gross profit	14,453	17,674	26,362	39,953	51,912

Operating expenses:
Sales and marketing	13,016	12,941	15,378	22,971	26,802
Research and development	2,919	3,004	4,981	8,333	11,466
General and administrative	1,699	1,408	3,090	4,206	6,927
In-process research and development and amortization of intangible assets	—	—	380	433	460

Total operating expenses	17,634	17,353	23,829	35,943	45,655

Income (loss) from operations	(3,181)	321	2,533	4,010	6,257
Interest income, net	221	74	155	173	660
Other income (expense), net	(23)	(4)	(40)	50	(67)

Income (loss) before provision for income taxes	(2,983)	391	2,648	4,233	6,850
Provision for income taxes	—	60	170	769	2,329

Net income (loss)	$(2,983)	$331	$2,478	$3,464	$4,521

Net income (loss) per common share:
Basic	$(0.42)	$(0.08)	$0.11	$0.18	$(0.03)
Diluted	$(0.42)	$(0.08)	$0.10	$0.16	$(0.03)
Weighted average common shares outstanding:
Basic	8,933	8,965	9,111	9,420	11,342
Diluted	8,933	8,965	10,243	10,829	11,342

For the year ended September 30, 2005, net loss applicable to common stockholders and net loss per share reflect a special one-time preferred stock dividend of $3.1 million and a redemption payment of $1.0 million in August 2005 in connection with our initial public offering. In addition, as a result of the net loss applicable to common stockholders, shares used in computing diluted net loss per common share excludes 1,456,133 weighted-average shares of common stock issuable upon exercise of outstanding stock options, as the effect of including those shares would be anti-dilutive.

In the preceding table, cost of revenue and operating expenses include stock-based compensation expense as follows:

	Year Ended September 30,
	2001	2002	2003	2004	2005
	(In thousands)

Stock-based compensation expense:
Cost of maintenance and services revenue	$—	$—	$—	$24	$94
Sales and marketing expense	—	—	—	40	171
Research and development expense	—	—	—	30	68
General and administrative expense	—	15	—	17	120

Total stock-based compensation expense	$—	$15	$—	$111	$453

Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,136	$11,590	$16,535	$23,773	$43,754
Short term investments	—	—	—	—	16,172
Working capital	5,951	6,568	5,496	11,107	44,215
Total assets	14,147	15,966	26,726	42,414	81,604
Total deferred revenue	2,853	5,572	10,835	20,290	24,634
Indebtedness, including current portion	1,915	120	510	—	—
Redeemable preferred stock	12,661	13,346	14,355	15,364	—
Total stockholders’ equity (deficit)	(6,007)	(6,282)	(4,726)	(1,558)	46,373

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report. This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Some of the forward- looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties described in “Item 1A. Risk Factors” in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Our fiscal year ends on September 30. References to fiscal 2005, for example, refer to the fiscal year ended September 30, 2005.

Overview

Unica Corporation is a global provider of enterprise marketing management, or EMM, software designed to help businesses increase their revenues and improve the efficiency and measurability of their marketing operations. Our EMM software offerings are collectively referred to as Affinium and consist of four core modules: Campaign, Model, Plan and Leads. We sell and market our software primarily through our direct sales force and in conjunction with marketing service providers, or MSPs, and systems integrators. MSPs offer a range of marketing program design, support, and execution services on a hosted or outsourced basis, and MSPs resell and deploy our products. We also provide a full range of services to our customers, including implementation, training, consulting, maintenance and technical support, and customer success programs. We have sales offices across the United States, including at our headquarters in Waltham, Massachusetts, as well as in the United Kingdom, France, Germany and Singapore. In addition, we recently opened a research and development office in India. We have a worldwide installed base of approximately 300 companies in a wide range of industries. Our current customers operate principally in the financial services, publishing, retail, telecommunications, and travel and hospitality industries.

Our strategy for long-term, sustained growth in our revenue and net income is focused on maintaining our market and technological leadership in the EMM market. We derive, and expect to continue to derive, all of our revenue from providing EMM software and services, and in particular we expect to derive a substantial majority of our license revenue for the foreseeable future from current and future versions of our Affinium Campaign software. In order to execute our strategy successfully, we must increase awareness of EMM software generally and of our company and products in particular. The market for EMM software is relatively new and still evolving, and our success will depend to a substantial extent on the willingness of businesses to implement EMM software. We intend to introduce new software products and enhance existing products in order to keep pace with technological developments, satisfy increasing customer requirements and maintain our competitive position.

In order to succeed, we also must expand the depth and number of our customer relationships. We will continue our efforts to expand our worldwide installed base by adding direct sales personnel, particularly in territories around the world where we have or are targeting key accounts, and by selectively entering into alliance relationships with additional MSPs and systems integrators, particularly in additional countries outside the United States. At the same time, we will increase our efforts to license additional currently available and newly developed Affinium modules to our existing customers, which license only a portion of our offerings.

We intend to increase our recurring revenue, which we generate from ongoing maintenance agreements to support our software, as well as from agreements to license our offerings on a term basis through MSPs that provide outsourcing and database hosting for on-demand solutions using Affinium software.

Initial Public Offering

On August 3, 2005, we completed our initial public offering of 4,800,000 shares of common stock at $10.00 per share, comprised of 3,750,000 primary shares and 1,050,000 of shares offered by selling stockholders. In connection with the offering, all of the outstanding shares of our preferred stock converted into 4,082,967 shares of common stock. On August 12, 2005, we sold an additional 720,000 shares of common stock at $10.00 per share as a result of the exercise of the over-allotment option by the underwriters of the offering. The sale of the 4,470,000 shares of common stock in connection with our initial public offering resulted in net proceeds to us of $38.5 million after deducting underwriters’ discounts and offering-related expenses.

Background

We were incorporated in 1992. We initially provided consulting services to fund our development of data-mining and analytics software, which we began licensing under the name Model beginning in fiscal 1997. In fiscal 1998, seeking to capitalize on the emerging EMM market, we began to focus on developing a broader offering of software products to automate and optimize marketing processes by leveraging our technology and marketing domain experience. We introduced and licensed our first campaign management software product in fiscal 1999.

In fiscal 2000 and fiscal 2001, we raised $11.2 million through the issuance of preferred stock, the proceeds of which we invested in increasing our research and development organization, building our sales force, and initiating our marketing operations. In fiscal 2000, we rebranded our existing offerings under the names Affinium Campaign and Affinium Model. In addition, we began to broaden our offerings by introducing new Affinium Campaign modules to address additional EMM requirements. We first licensed Affinium Campaign eMessage and Affinium Campaign Interact in fiscal 2001, Affinium Campaign Collaborate in fiscal 2002, and Affinium Campaign Optimize in fiscal 2003. In addition, in fiscal 2002 we began licensing Affinium Plan and in fiscal 2004 we increased our investment in developing and marketing Affinium Plan to take advantage of emerging demand for marketing operations and resource management capabilities. In January 2005, we began licensing Affinium Leads, which enables marketers to better manage the qualification and distribution of leads from their sales and marketing organizations.

We incurred net losses in fiscal 2000 and fiscal 2001 as the result of our significant investments in research and development and sales and marketing. Our total revenue increased 99% from fiscal 2000 to fiscal 2001 following the introduction of Affinium Campaign. From fiscal 2001 through the year ended September 30, 2005, our total revenue increased at a compound annual growth rate of 39%, reflecting the continuing development of the EMM market as well as our release of additional software modules, hiring of additional sales personnel and development of alliance relationships. Since fiscal 2002, our increased revenue has led to successive annual increases in both net income and operating cash flows.

Revenue

We derive revenue from software licenses, maintenance and services. License revenue is derived from the sale of software licenses for our Affinium offerings, including our Affinium Campaign, Model, Plan and Leads core modules. Our software arrangements typically include: (a) an end-user license fee paid for the use of our products in perpetuity or over a specified term; (b) an annual maintenance arrangement that provides for software updates and upgrades and technical support; and (c) a services work order for implementation, training or consulting.

License Revenue

Perpetual Licenses.  Licenses to use our software products in perpetuity generally are priced based on (a) either a customer’s database size, including the number of contacts or channels, or a platform fee and (b) a specified number of users. Because implementation services for our software products are not deemed essential to the functionality of the related software, we generally recognize perpetual license revenue at the time of product delivery, provided all other revenue recognition criteria have been met, pursuant to the requirements of

Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. If arrangements were to include customer acceptance, specified upgrades or other material non-standard terms, revenue recognition could be deferred beyond delivery.

When we license our software on a perpetual basis through an MSP or systems integrator, we recognize revenue upon delivery of the licensed software to the MSP or systems integrator only if (a) the customer of the MSP or systems integrator is identified in a written arrangement between the MSP or systems integrator and us and (b) all other revenue recognition criteria have been met.

Term Arrangements.  During fiscal 2003, we began marketing our software under term arrangements, generally through MSPs. A term arrangement includes, for a bundled fee, (a) the right to use our software for a specified period of time, (b) updates and upgrades to our software, and (c) technical support. Revenue from term arrangements represented 2% of our total revenue in fiscal 2003, 5% in fiscal 2004 and 7% in fiscal 2005. Under a term arrangement, we typically invoice the customer in annual or quarterly installments in advance. Revenue, which is allocated between license revenue and maintenance fees revenue based on estimated fair value, is deferred at the time the term arrangement is initiated and is recognized ratably over the life of the arrangement, typically one year.

Maintenance and Services Revenue

Maintenance and services revenue is generated from sales of (a) maintenance associated with the sale of software licenses, including software updates and upgrades and technical support, and (b) services, including implementation, training and consulting, and reimbursable travel and other out-of-pocket expenses.

Maintenance.  We generally sell maintenance on an annual basis. We offer two levels of maintenance, standard and premium, both of which generally are sold for a term of one year. With both of these maintenance levels, customers are provided with technical support and software updates and upgrades. With premium maintenance, customers are provided additional services such as extended support hours, emergency service response and periodic onsite utilization reviews. Revenue is deferred at the time the maintenance agreement is initiated and is recognized ratably over the term of the maintenance agreement.

Services.  Our implementation services include the installation of our software, identification and sourcing of legacy data, configuration of rules necessary to generate marketing campaigns, and other general services for our software. We offer a range of training services, including classroom, onsite and web-based education and training. We offer consulting services to existing customers in order to help them use their licensed Affinium software more broadly and efficiently. We generally sell these services on a time-and-materials basis and recognize revenue when the services are performed. Services revenue also includes billable travel, lodging and other out-of-pocket expenses incurred as part of delivering services to our customers.

Cost of Revenue

Cost of license revenue for both perpetual license agreements and term arrangements consists primarily of (a) salaries, benefits and stock-based compensation related to documentation personnel, (b) facilities and other related overhead, and (c) third-party royalties for licensed technology incorporated into our current product offerings.

Cost of maintenance and services revenue consists primarily of (a) salaries, benefits and stock-based compensation related to professional services and technical support personnel, (b) billable and non-billable travel, lodging and other out-of-pocket expenses, (c) facilities and other related overhead, and (d) cost of services provided by subcontractors for professional services.

Operating Expenses

Sales and Marketing.  Sales and marketing expense consists primarily of (a) salaries, benefits and stock-based compensation related to sales and marketing personnel, (b) commissions, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows and advertising, and (e) facilities and other related overhead. The total amount of commissions earned for a perpetual license, term or maintenance arrangement are recorded as expense when revenue recognition for that arrangement commences. We expect absolute dollar increases in sales and marketing expense for the foreseeable future as we further increase the number of direct sales professionals and, to a lesser extent, increase our marketing activities. We also expect, however, sales and marketing expense for the foreseeable future to decline slightly as a percentage of total revenue, as we continue to leverage our existing direct sales personnel and our existing relationships with MSPs and systems integrators.

Research and Development.  Research and development expense consists primarily of (a) salaries, benefits and stock-based compensation related to employees working on the development of new products, enhancement of existing products, quality assurance and testing and (b) facilities and other related overhead. To date, all of our research and development costs have been expensed as incurred. We expect research and development expense to increase in absolute dollars and to remain relatively the same as a percentage of total revenue for the foreseeable future as we continue to invest in the development of our products.

General and Administrative.  General and administrative expense consists primarily of (a) salaries, benefits and stock-based compensation related to general and administrative personnel, (b) accounting and legal professional fees, and (c) facilities and other related overhead. We expect general and administrative expense to continue to increase in absolute dollars and as a percentage of total revenue for the foreseeable future as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit fees and costs of compliance with the Sarbanes-Oxley Act of 2002.

Stock-Based Compensation.  Cost of revenue and operating expenses include stock-based compensation expense to the extent the fair value of our common stock exceeds the exercise price of stock options granted to employees on the date of grant. Effective in the first quarter of fiscal 2006, however, we will adopt new accounting provisions pursuant to the requirements of SFAS 123(R), Share Based Payment. SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) will require us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. We continue to evaluate the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations. We expect that our adoption of SFAS 123(R) will adversely affect our operating results to some extent in future periods. However, uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult for us to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS No. 123 pro forma expense disclosed in the notes to our consolidated financial statements. If SFAS 123 had applied to our operating results for fiscal 2005 and we had used a Black-Scholes option pricing model, we would have recognized additional expense of $1,033,000, which would have increased our diluted net loss per common share for fiscal 2005 from $0.03 to $0.08. Our use of a different option pricing model, however, may have resulted in a different expense.

Gain (Loss) on Foreign Currency

In connection with our international operations, we frequently enter into transactions in currencies other than the U.S. dollar. As a result, our revenue, expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British pound sterling. Revenue denominated in foreign currency constituted 3% of our total revenue in fiscal 2003, 18% in fiscal 2004 and 14% in fiscal 2005. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, including in fiscal 2003, fiscal 2004 and fiscal 2005, our foreign currency-based revenue and expenses increase in value when translated into U.S. dollars.

Payments to Preferred Stockholders

We paid a one-time cash dividend of approximately $10.8 million after the completion of our initial public offering. The dividend was paid to persons who held our stock as of August 3, 2005, which was one day after the date on which we entered into the underwriting agreement for our initial public offering. Approximately $3.1 million of this amount was paid to our preferred stockholders. In addition, we paid, immediately after the completion of the initial public offering, an aggregate of $1.0 million to our Series B preferred stockholders in accordance with our charter. The total of $4.1 million paid to our preferred stockholders reduced income attributable to common stockholders and the related income per share amounts in the fourth quarter and year-ended September 30, 2005.

Acquisition

On May 1, 2003, we acquired the business of Marketic SA, a software company located in France. The acquisition was structured as an asset purchase, and the aggregate purchase price totaled $3.7 million, consisting of cash consideration and transaction costs of $2.3 million and assumed obligations of $1.4 million. The Marketic business was acquired, and has been operated, by our wholly owned subsidiary, Unica France. Marketic had total revenue of $4.6 million in the year ended December 31, 2002, its last full fiscal year prior to the acquisition. The Marketic acquisition was accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards, or SFAS, 141, Business Combinations, and our operating results therefore include the results of Marketic beginning on the acquisition date.

Application of Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The application of GAAP requires that we make estimates that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates.

We believe that of our significant accounting policies, which are described in Note 2 to our financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We generally sell our software products and services together in a multiple-element arrangement under both perpetual and term license arrangements. When we enter into a multiple-element perpetual arrangement, we use the residual method to allocate the total fee among the various elements of the arrangement. Under the residual method, revenue is recognized when vendor-specific objective evidence, or VSOE, of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each license arrangement requires that we analyze the individual elements in the transaction and estimate the fair value of each undelivered element, which typically includes maintenance and services. We allocate revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately.

We generally estimate the fair value of the maintenance portion of an arrangement based on the maintenance renewal price for that arrangement. In multiple-element arrangements where we sell maintenance for less than fair value, we defer the contractual price of the maintenance plus the difference between such contractual price and the fair value of maintenance over the expected life of the product. We make a corresponding reduction in license revenue. The fair value of the professional services portion of the arrangement is based on the rates that we charge for these services when sold independently from a software license. If, in our judgment, evidence of fair value cannot be established for the undelivered elements in a multiple-element arrangement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the elements for which evidence of fair value could not be established are delivered.

Generally, implementation services for our software products are not deemed essential to the functionality of the software products, and therefore services revenue is recognized separately from license revenue. If we were to determine that services are essential to the functionality of software in an arrangement, both the license and services revenue from the arrangement would be recognized pursuant to SOP 81-1, Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts. In such cases, we expect that we would be able to make reasonably dependable estimates relative to the extent of progress toward completion by comparing the total hours incurred to the estimated total hours for the arrangement and accordingly we would apply the percentage-of-completion method. If we were unable to make reasonably dependable estimates of progress towards completion, then we would use the completed-contract method, under which revenue is recognized only upon completion of the arrangement. If total cost estimates exceed the anticipated revenue, then the estimated loss on the arrangement is recorded at the inception of the arrangement or at the time the loss becomes apparent.

We generally enter into term license arrangements that include, on a bundled basis, (a) the right to use our software for a specified period of time, (b) updates and upgrades to our software, and (c) technical support. As a result, fees paid in connection with a term arrangement are allocated between license revenue and maintenance fees revenue based on our estimate of relative fair value and are recognized as revenue ratably over the term of the arrangement, typically one year.

For all of our software arrangements, we do not recognize revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and we deem collection to be probable. In making these judgments, we evaluate these criteria as follows:

•	Evidence of an arrangement. We consider a non-cancelable agreement signed by us and the customer to be persuasive evidence of an arrangement.

•	Delivery. We consider delivery to have occurred when a CD or other medium containing the licensed software is provided to a common carrier or, in the case of electronic delivery, the customer is given electronic access to the licensed software. Our typical end-user license agreement does not include customer acceptance provisions.

•	Fixed or determinable fee. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our normal payment terms. If the fee is subject to refund or adjustment, we recognize the revenue when the refund or adjustment right lapses. If the payments are due beyond our normal terms, we recognize the revenue as amounts become due and payable or as cash is collected.

•	Collection is deemed probable. Each customer is evaluated for creditworthiness through our credit review process at the inception of the arrangement. Collection is deemed probable if, based upon our evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

In our agreements with customers, MSPs and systems integrators, we provide a limited warranty that our software will perform in a manner consistent with our documentation under normal use and circumstances. In the event of a breach of this limited warranty, we must repair or replace the software or, if those remedies are insufficient, provide a refund. These agreements generally do not include any other right of return or any cancellation clause or conditions of acceptance.

Allowance for Doubtful Accounts

In addition to our initial credit evaluations at the inception of arrangements, we regularly assess our ability to collect outstanding customer invoices and in so doing must make estimates of the collectibility of accounts receivable. We provide an allowance for doubtful accounts when we determine that the collection of an outstanding customer receivable is not probable. We specifically analyze accounts receivable and historical bad debts experience, customer creditworthiness, and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. If any of these factors change, our estimates may also change, which could affect the level of our future provision for doubtful accounts.

Stock-Based Compensation

We historically have granted stock options at exercise prices that equaled the fair value of our common stock as estimated by our board of directors as of the date of grant. Prior to August 3, 2005, because there had been no public market for our common stock, the board determined the fair value of our common stock by considering a number of factors, including our operating and financial performance, the pricing of sales of convertible preferred stock to third parties, the rights and preferences of securities senior to common stock, and trends in the broad market for software and other technology stocks.

In calendar 2004 and 2005, we have granted stock options in January, April, July and October 2004 and January and August 2005. As described below, in connection with the initial public offering we retrospectively determined the fair value of our common stock with respect to the grants in April, July and October 2004.

Stock Option Grants in January 2004

In January 2004, our board of directors authorized grants of stock options with an exercise price per share of $3.36. In connection with these stock option grants, the board contemporaneously assessed and determined the fair value of our common stock using a weighting of three generally accepted valuation approaches: a market-multiple approach, a discounted cash flow approach and a transaction-multiple approach. The resulting total enterprise value then was reduced by (a) the amount of the liquidation preference attributable to our Series A and Series B preferred stock and (b) a marketability discount factor reflecting the illiquid nature of private company equity securities such as our common stock, which was assessed at 15%.

We refer to the board’s valuation methodology and resulting valuation assessment for January 2004 as the baseline valuation report. The board determined that the baseline valuation report contained all of the required content, and much of the additional recommended content, for valuation reports outlined in the AICPA’s Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation, which we refer to as the practice aid.

Stock Option Grants in April, July and October 2004

In April, July and October 2004, our board of directors authorized grants of stock options with exercise prices per share of $3.59, $4.58 and $7.50, respectively. Subsequently, in connection with our preparation of financial statements for this offering and solely for the purposes of accounting for employee stock-based compensation, the board considered whether those stock options had compensatory elements that should be reflected in our financial statements. The board noted that the fair value of the common stock subject to those options, as determined by the board at the time of grant, was significantly less than the valuations that investment banking firms were discussing with us in connection with our preparations for this offering. The board concluded that we should not ignore the discrepancies in valuation in evaluating whether those stock options had compensatory elements.

As a result, the board decided to retrospectively determine the fair value of our common stock as of the stock option grant dates in April, July and October 2004. As a result of these retrospective determinations, the board established per share fair values of $6.75 in April 2004, $9.00 in July 2004 and $10.50 in October 2004. In conducting the retrospective determinations, the board relied on the baseline valuation report as a starting point for retrospectively determining the value of our common stock. In reaching this conclusion, the board noted that during calendar 2004 there were no quoted market prices in active markets for our common stock and there were no arm’s-length cash transactions with unrelated parties for issuances of our stock. In these circumstances, the practice aid recommends engaging an unrelated valuation specialist for the purpose of assisting management in determining the fair value of common stock. The board considered obtaining, in connection with its retrospective determinations, a valuation by an unrelated specialist, but concluded that the costs required for such a valuation outweighed the incremental benefits of such a valuation to our company or investors.

As a result of the availability of the baseline valuation report, management had ready access to a methodology and other information that the board believed would provide a reliable basis for management to prepare retrospective determinations of fair value. According to the practice aid, for enterprises like ours that have established financial histories of profitable operations or generation of positive cash flows, the use of both market approaches and income approaches is appropriate. The baseline valuation report relied on the market-multiple approach and the transaction-multiple approach, both of which are market approaches, and the discounted cash flow approach, which is an income approach. In retrospectively determining the fair value of our common stock as of each of April, July and October 2004, the board considered the appropriateness and weighting of each of these generally accepted valuation approaches. The board concluded that, for purposes of the retrospective determination for April 2004, it was appropriate to rely upon a weighted combination of all three of these valuation approaches. For purposes of the retrospective determinations for July and October 2004, the board concluded that it was appropriate to rely upon a weighted combination of the market-multiple approach and the discounted cash flow approach, but that it was inappropriate to continue to give effect to a transaction-multiple approach because of the limited number of applicable transactions and the increasing likelihood of an initial public offering.

The board also concluded, however, that it should, with respect to each valuation date, examine the underlying factors and assumptions reflected in the valuation approaches to determine whether the factors and assumptions continued to be appropriate as of the valuation date, after taking into consideration our circumstances at each date.

•	In considering the market-multiple approach, the board focused principally on the set of comparable companies and the financial metrics, including market value to revenue and our operating results.

•	In considering the discounted cash flow approach, the board focused principally on our financial projections and the discount rate.

•	In considering the transaction-multiple approach, the board focused primarily on the set of comparable transactions and the financial metrics, including market value to revenue and our operating results.

In retrospectively determining the fair value of our common stock as of each of April, July and October 2004, the board considered whether it continued to be appropriate to reduce our estimated total enterprise value by (a) the amount of the liquidation preference attributable to our preferred stock and (b) a 15% marketability discount factor. As described below, the board evaluated these factors principally based upon its review of the circumstances and status of our proposed initial public offering.

The following is a description of the board’s retrospective determination of the fair value of our common stock with respect to each such grant date.

April 2004.  In retrospectively determining the fair value of our common stock as of April 2004, the board noted that significant events had occurred between January 2004 and April 2004 that reflected our improved prospects for an initial public offering.

•	We previously had satisfied two metrics — profitability and a referencable customer base — identified to us by investment bank firms as thresholds to an initial public offering. The quarter ended March 31, 2004 was, however, the first quarter in which we achieved $10 million in quarterly revenue, which the investment banking firms had identified as the third key metric to be met by a technology company seeking to go public.

•	Preliminary discussions with investment banking representatives led to our initiation of a process for considering an initial public offering.

As discussed above, the board concluded that, for purposes of the retrospective determination of fair value for April 2004, it was appropriate to rely upon the weighted combination of three generally accepted valuation approaches — the market-multiple approach, the discounted cash flow approach and the transaction-multiple approach.

The board re-evaluated the key factors and assumptions underlying these approaches. For purposes of the market-multiple approach, the board reviewed and approved the following recommendations by management:

•	Management decided that it was appropriate to continue to use each of the comparable companies identified in the baseline valuation report but, in light of our improved prospects for an initial public offering, included additional comparable software companies that had completed initial public offerings a relatively short time before the valuation date.

•	Management updated the financial metrics, including the market value to revenue multiples of the comparable companies and our operating results through March 31, 2004.

For purposes of the discounted cash flow approach, the board approved management’s updating of the financial projections and concluded that it was appropriate to use a discount rate of 18%, the same rate that had been used in the baseline valuation report. With respect to the transaction-multiple approach, the board noted that no additional relevant transactions had occurred since the preparation of the baseline valuation report, and the board approved management’s updating of our operating results through March 31, 2004.

Given the uncertainty of the timing and likelihood of an initial public offering, the board concluded that, while prospects for liquidity through an initial public offering had improved, it continued to be appropriate to reduce our estimated total enterprise value by (a) the amount of the liquidation preference attributable to our preferred stock and (b) a marketability discount factor assessed at 15%.

In light of the foregoing, the board instructed management to prepare a revised valuation analysis that would reflect the methodology, factors and assumptions described above in order to retrospectively determine the fair value of our common stock for purposes of the stock option grants in April 2004. After concluding that the analysis was consistent with the practices recommended in the practice aid, the board used the analysis in retrospectively determining that the fair value of our common stock for purposes of the stock option grants in April 2004 approximated $6.75 per share. The difference between this valuation and $10.00, the mid-point of the initial public offering price range in this offering, was attributable in part to the adjustments for the liquidation preference attributable to our preferred stock and a 15% marketability discount for the illiquid nature of our common stock. In addition, the underwriters determined the mid-point of the price range based solely on a market-multiple valuation and using a set of comparable companies that included eight companies that had completed their initial public offerings after the April 2004 valuation date.

July 2004.  In retrospectively determining the fair value of our common stock as of July 2004, the board noted that events in May, June and July 2004 had defined more clearly the process and timing of our initial public offering. During this time, we began substantive conversations with underwriters regarding an initial public offering, even though we did not formally begin our initial public offering process until September of 2004. For the first time we were advised by investment banking firms that we had achieved the fundamental financial metrics that those firms viewed as thresholds to an initial public offering. The investment banking firms provided the board with initial estimates of our valuation, coupled with potential timetables contemplating the completion of an initial public offering in the first quarter of calendar 2005. Moreover, the prospects for our initial public offering became more credible as five comparable companies completed their initial public offerings in June and July.

Based on these events, the board concluded, as discussed above, that it was appropriate to rely upon a weighted combination of market-multiple and discounted cash flow approaches, but that it was inappropriate to continue to give effect to a transaction-multiple approach because of the limited number of applicable transactions and the increased likelihood of our initial public offering. The board re-evaluated the key factors and assumptions underlying the market-multiple and discounted cash flow approaches. For purposes of the market-multiple approach, the board reviewed and approved the following recommendations by management:

•	Management decided that it was appropriate to use each of the comparable companies identified for purposes of the retrospective determination of fair value as of April 2004 but, in light of our improved prospects for an initial public offering, also included, on a weighted basis, five additional companies that had completed initial public offerings in June and July 2004.

•	Management updated the financial metrics, including the market value to revenue multiples of the comparable companies and our operating results through June 30, 2004.

For purposes of the discounted cash flow approach, the board approved management’s updating of the financial projections and determined that it was appropriate to continue to use the same discount rate as had been used for the retrospective determination of fair value as of April 2004.

The board considered whether it continued to be appropriate to reduce our estimated total enterprise value by the amount of the liquidation preference attributable to our preferred stock and the 15% marketability discount factor. Given the increased likelihood of our proceeding with an initial public offering, the board concluded that it was no longer appropriate to reflect the liquidation preference attributable to our preferred stock. The board assumed that an initial public offering would result in a conversion of the preferred stock into common stock without need for any cash payment to the holders of preferred stock. The board also noted that the appropriateness of a marketability discount lessened as it became more likely that we would undertake an initial public offering, which would result in a liquidity event for our common stock. Accordingly, the board concluded that no marketability discount should be applied after the time we began holding substantive conversations regarding our initial public offering process.

In light of the foregoing, the board instructed management to prepare a revised valuation analysis that would reflect the methodology, factors and assumptions described above in order to retrospectively determine the fair value of our common stock for purposes of the stock option grants in July 2004. After concluding that the analysis was consistent with the practices recommended in the practice aid, the board used the analysis in retrospectively determining that the fair value of our common stock for purposes of the stock option grants in July 2004 approximated $9.00 per share. The difference between this valuation and $10.00, the mid-point of the initial public offering price range in this offering, was attributable primarily to increases in the market prices of the stock of comparable companies after the July 2004 valuation date, particularly those companies that had completed initial public offerings since June 2004.

October 2004.  In retrospectively determining the fair value of our common stock as of October 2004, the board noted that events in August, September and October 2004 had continued to reflect an increased likelihood of our initial public offering. During this time, we selected managing underwriters and began the registration process by, among other things, conducting an organizational meeting.

Based on these events, the board concluded that it was appropriate to use the same methodology as the board had used in retrospectively determining the fair value of our common stock as of July 2004. The board re-evaluated the key factors and assumptions underlying the market-multiple and discounted cash flow approaches. For purposes of the market-multiple approach, the board reviewed and approved the following recommendations by management:

•	Management reviewed and continued to use the set of comparable companies that had been used in connection with the retrospective determination of fair value as of July 2004.

•	Management updated the financial metrics, including the market value to revenue multiples of the comparable companies and our operating results through September 30, 2004.

For purposes of the discounted cash flow approach, the board approved management’s updating of the financial projections. The board also re-evaluated the discount rate and concluded that, given our status as an enterprise with consistent and increasing profitable operations and generation of positive cash flows as reflected in our consolidated financial statements for the years ended September 30, 2003 and 2004, the risk profile of our future income stream had decreased and therefore concluded that the discount rate should be decreased to 17% for the retrospective determination of fair value as of October 2004.

The board assumed that an initial public offering would result in a conversion of the preferred stock into common stock without need for any cash payment to the holders of preferred stock. As discussed above, in light of our continuing public offering process, the board concluded that, based on prospects for liquidity through an initial public offering, the valuation analysis again should not reflect the liquidation preference attributable to our preferred stock nor a discount for marketability.

In light of the foregoing, the board instructed management to prepare a revised valuation analysis that would reflect the methodology, factors and assumptions described above in order to retrospectively determine the fair value of our common stock for purposes of the stock option grants in October 2004. After concluding that the analysis was consistent with the practices recommended in the practice aid, the board used the analysis in retrospectively determining that the fair value of our common stock for purposes of the stock option grants in October 2004 approximated $10.50 per share. The difference between this valuation and $10.00, the mid-point of the initial public offering price range in this offering, was attributable primarily to the managing underwriters’ final determination of the filing range using updated market conditions for initial public offerings.

Stock Option Grants in January 2005

In January 2005, our board of directors authorized grants of stock options with an exercise price per share of $9.00, the fair value of our common stock as contemporaneously determined by the board. In connection with these stock option grants, the board considered the status of our continuing initial public offering process, including our decision to defer the marketing of our initial public offering from the first quarter of calendar 2005 until the second quarter of calendar 2005 given the continuing uncertainty and volatility in the markets for software and other technology companies.

Based on its review, the board concluded that it was appropriate to use the same valuation methodology as was used in the retrospective determination of fair value as of October 2004. The board re-evaluated the key factors and assumptions underlying the market-multiple and discounted cash flow approaches. For purposes of the market-multiple approach, the board reviewed and approved the following recommendations by management:

•	Management reviewed and used the set of comparable companies that had been used in connection with the retrospective determination of fair value as of October 2004.

•	Management updated the financial metrics, including the market value to revenue multiples of the comparable companies and our operating results through December 31, 2004.

For purposes of the discounted cash flow approach, the board approved management’s updating of the financial projections and concluded that our financial profile had not changed materially and as such deemed it appropriate to continue to rely upon the same discount rate as had been used for the retrospective determination of fair value as of October 2004.

The board considered whether it was appropriate to revise the assumption as to the amount of payments that would be due to holders of our preferred stock upon consummation of an initial public offering. The board now included in its valuation assessment an assumed amount that reflected the board’s expectations as to an amount of payments that could be successfully negotiated with the holders of the preferred stock. In light of our continuing public offering process the board concluded that, based on prospects for liquidity through an initial public offering, the valuation should not reflect a discount for marketability.

In light of the foregoing, the board instructed management to prepare a contemporaneous valuation analysis that would reflect the methodology, factors and assumptions described above in order to determine the fair value of our common stock for purposes of the stock option grants in January 2005. After concluding that the analysis was consistent with the practices recommended in the practice aid, the board used the analysis in determining that the fair value of our common stock for purposes of the stock option grants in January 2005 approximated $9.00 per share. The difference between this valuation and $10.00, the mid-point of the initial public offering price range in the offering, was attributable primarily to the managing underwriters’ final determination of the filing range using updated market conditions for initial public offerings.

Stock Option Grants in August 2005

In August 2005, our board of directors authorized grants of stock options with an exercise price per share equivalent to the quoted market price of our publicly traded common stock on the day of each grant. As a result, there was no intrinsic value or deferred compensation related to these options.

Deferred Compensation

The following table summarizes information about option grants from January 1, 2004 to September 30, 2005:

	Number
	of Shares
	Subject to	Exercise		Intrinsic	Deferred
Option Grant Date	Options	Price	Fair Value	Value	Compensation
					(In thousands)

January 22, 2004	277,111	$3.36	$3.36	$—	$—
April 26, 2004	101,833	3.59	6.75	3.16	322
July 23, 2004	79,067	4.58	9.00	4.42	350
October 28, 2004	112,491	7.50	10.50	3.00	338
January 27, 2005	137,639	9.00	9.00	—	—
August 2, 2005	335,140	10.00	10.00	—	—
August 16, 2005	2,400	12.73	12.73	—	—

Total	1,045,681				$1,010

The determination of the fair value of our common stock has involved significant judgments, assumptions, estimates and complexities that impact the amount of deferred stock-based compensation recorded and the resulting amortization in future periods. If we had made different assumptions, the amount of our deferred stock-based compensation, stock-based compensation expense, gross margin, net income and net income per share amounts could have been significantly different. We believe that we have used reasonable methodologies, approaches and assumptions consistent with the practice aid to determine the fair value of our common stock and that stock-based deferred compensation and related amortization have been recorded properly for accounting purposes.

As a result of our retrospective determinations of fair value of our common stock, we recorded $1.0 million of deferred compensation for stock options granted through September 30, 2005. The amount of deferred compensation for each option grant during that period was calculated based upon the difference between the retrospectively determined fair value per share of the common stock at the date of the grant and the exercise price of the option. We amortized deferred stock-based compensation of $111,000 in fiscal 2004 and $453,000 in fiscal 2005 and expect to amortize the remaining deferred stock-based compensation of $220,000 in fiscal 2006, $103,000 in fiscal 2007 and $30,000 in fiscal 2008.

As of September 30, 2005, we had outstanding stock options to acquire an aggregate of 2,216,266 shares of common stock.

Goodwill, Long-Lived Assets and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets associated with the acquisition of the business of Marketic by our wholly owned subsidiary, Unica France on May 1, 2003. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. We allocated a portion of the purchase price for Marketic to intangible assets, including customer contracts and developed technology that are being amortized over their estimated useful lives of three years. We also allocated a portion of the Marketic purchase price to tangible assets and assessed the liabilities to be recorded as part of the purchase price. The estimates we made in allocating the purchase price of Marketic to tangible and intangible assets, and in assessing liabilities recorded as part of the purchase price, involved the application of judgment and the use of estimates, which could significantly affect our operating results and financial position. We review the carrying value of goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value. We evaluate impairment by comparing the estimated fair value of Unica France to its carrying value. We estimate fair value by computing the expected future discounted operating cash flows of Unica France based on historical trends, which we adjust to reflect our best estimate of future market and operating conditions. Actual results may differ materially from these estimates. The estimates we make in determining the fair value of Unica France involve the application of judgment, which could affect the timing and size of any future impairment charges. Impairment of our goodwill could significantly affect our operating results and financial position.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. We evaluate the realizability of our long-lived assets, including intangible assets, based on profitability and cash flow expectations for the related assets. Any write-downs are treated as permanent reductions in the carrying amount of the assets. We must use judgment in evaluating whether events or circumstances indicate that useful lives should change or that the carrying value of assets has been impaired. Any resulting revision in the useful life or the amount of an impairment also requires judgment. Any of these judgments could affect the timing or size of any future impairment charges. Revision of useful lives or impairment charges could significantly affect our operating results and financial position.

Research and Development Expense for Software Products

We evaluate whether to capitalize or expense software development costs in accordance with SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. We sell product licenses in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and consequently the amounts that could be capitalized would not be material to our financial position or results of operations. Therefore, research and development costs have been expensed in the period in which they are incurred.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At September 30, 2005, our deferred tax assets consisted primarily of foreign net operating loss carryforwards, foreign tax credit carryforwards, state research and development credit carryforwards, and temporary differences. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. During fiscal 2004, we determined that it was more likely than not that future taxable income would be sufficient to realize the U.S. portion of the deferred tax assets, and as a result we reversed a portion of the valuation allowance and recorded an income tax benefit. During fiscal 2005, as we benefited from foreign net operating losses and reduced the value of that asset, we also reversed a portion of the related valuation allowance. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

Results of Operations

Comparison of Years Ended September 30, 2004 and 2005

Revenue

	Year Ended September 30,
	2004		2005
		Percentage of		Percentage of	Year-to-Year Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

License revenue:
Perpetual license	$22,278	46%	$26,196	41%	$3,918	18%
Allocated term license	1,741	3	3,147	5	1,406	81

Total license revenue	24,019	49	29,343	46	5,324	22
Maintenance and services revenue:
Maintenance fees	16,996	35	23,509	37	6,513	38
Allocated term maintenance	826	2	1,507	2	681	82
Services	6,874	14	9,189	15	2,315	34

Total maintenance and services revenue	24,696	51	34,205	54	9,509	39

Total revenue	$48,715	100%	$63,548	100%	$14,833	30%

The $3.9 million increase in perpetual license revenue reflected increases of (a) $2.5 million from additional licenses to existing customers and (b) $1.4 million from licenses to new customers. The increase in perpetual license revenue was attributable principally to licenses of Affinium Campaign and related modules, including Affinium Campaign Interact, and Affinium Plan, offset by lesser sales of Affinium Optimize and Affinium eMessage.

A term arrangement includes, for a bundled fee, (a) the right to use our software for a specified period of time, (b) updates and upgrades to our software, and (c) technical support. As a result, fees paid in connection with a term arrangement are allocated between license revenue and maintenance based on estimated fair value. The increases in both allocated term license revenue and allocated term maintenance revenue from fiscal 2004 to fiscal 2005 reflected an increase in the number of companies that sublicensed our products from existing MSPs and, to a lesser extent, from new MSPs added since the beginning of fiscal 2004.

Maintenance fees revenue is associated with the sale of perpetual licenses and maintenance renewal agreements from our existing installed customer base. The $6.5 million increase in maintenance fees revenue reflected an increased number of maintenance agreements resulting from growth in our installed customer base. We expect our maintenance fees revenue to continue to increase as our installed customer base grows.

The $2.3 million increase in services revenue resulted principally from an increase in implementation and other services projects.

	Year Ended September 30,
	2004		2005
		Percentage of		Percentage of	Year-to-Year Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Recurring revenue:
Term fees:
Allocated term license	$1,741	3%	$3,147	5%	$1,406	81%
Allocated term maintenance	826	2	1,507	2	681	82

Total term fees	2,567	5	4,654	7	2,087	81
Maintenance fees	16,996	35	23,509	37	6,513	38

Total recurring revenue	19,563	40	28,163	44	8,600	44
Nonrecurring revenue:
Perpetual license	22,278	46	26,196	41	3,918	18
Services	6,874	14	9,189	15	2,315	34

Total nonrecurring revenue	29,152	60	35,385	56	6,233	21

Total revenue	$48,715	100%	$63,548	100%	$14,833	30%

We generate recurring revenue from both term arrangements and maintenance agreements. For both term arrangements and maintenance agreements, we generally invoice customers in annual or quarterly installments and collect billings in advance. Revenue is deferred at the time the term arrangement or maintenance agreement is initiated and is recognized ratably over the life of the arrangement or agreement.

The $8.6 million increase in recurring revenue resulted from growth in both term fees and maintenance fees revenue. As discussed above, the $2.1 million increase in aggregate term fees revenue reflected an increase in the number of companies that sublicensed our products from existing MSPs and, to a lesser extent, from new MSPs added since the beginning of fiscal 2004. The $6.5 million increase in maintenance fees revenue reflected an increased number of maintenance agreements resulting from growth in our installed customer base.

We intend to increase our recurring revenue from maintenance by sustaining our historical maintenance renewal rates while entering into additional maintenance arrangements in connection with new perpetual license agreements. In addition, we intend to increase the percentage of our total revenue derived from term arrangements in order to diversify our revenue stream and provide us with greater revenue predictability. We intend to increase our term fees revenue by continuing to dedicate resources to support existing and new MSPs. Differences in the mix of our perpetual license revenue and our term fees revenue could cause our revenue, gross margins and profitability for a quarter to vary from our expectations.

	Year Ended September 30,
	2004		2005
		Percentage of		Percentage of	Year-to-Year Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Americas	$35,969	74%	$50,707	80%	$14,738	41%
International	12,746	26	12,841	20	95	1

Total revenue	$48,715	100%	$63,548	100%	$14,833	30%

For purposes of this discussion, we designate revenue by geographic regions based on the locations of customers. Total revenue from North, Central and South America increased by $14.7 million, reflecting our continued development of the Americas market. The increase consisted of revenue from licenses and related maintenance and services arrangements with new customers and revenue from our expanded offerings.

Total international revenue, which includes revenue from Europe, Asia, Australia, Africa and the Middle East, increased by $100,000, reflecting increases in maintenance revenue, substantially offset by lower revenue from licenses.

Cost of Revenue

	Year Ended September 30,
	2004		2005
		Percentage of		Percentage of	Year-to-Year Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

License	$687	3%	$957	3%	$270	39%
Maintenance and services	8,075	33	10,679	31	2,604	32

Total cost of revenue	$8,762	18%	$11,636	18%	$2,874	33%

The $270,000 increase in cost of license revenue was comprised principally of $213,000 of increased salaries and benefits.

The $2.6 million increase in cost of maintenance and services revenue was primarily due to an increase in salaries, benefits and allocated overhead attributable to a 22% increase in consulting and support personnel.

Gross Profit

	Year Ended September 30,
	2004		2005
		Gross Margin		Gross Margin	Year-to-Year Change
		on Related		on Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

License	$23,332	97%	$28,386	97%	$5,054	22%
Maintenance and services	16,621	67	23,526	69	6,905	42

Total gross profit	$39,953	82%	$51,912	82%	$11,959	30%

Gross margin on license revenue remained unchanged as a result of constant third-party royalties and people-related costs. Royalties paid for third-party licensed technology represented approximately 1% of total license revenue, and we expect this percentage to remain relatively constant for the foreseeable future. Because of the relative immateriality of this third-party licensed technology as well as the availability of alternative equivalent technology, we do not expect that our inability to license this technology in the future would have a material effect on our business or operating results.

Gross margin on maintenance and services revenue increased during fiscal 2005 compared to fiscal 2004, as a result of a reduced use of subcontractors engaged in the delivery of consulting services and to a lesser extent a higher proportion of maintenance revenue, which generates a higher gross margin.

We expect our cost of revenue to increase at approximately the same rate as the corresponding revenue for the foreseeable future. As a result, we expect that our gross profits will increase but that our gross margins will remain relatively stable or decline slightly for the foreseeable future.

Operating Expenses

	Year Ended September 30,
	2004		2005
		Percentage of		Percentage of	Year-to-Year Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Sales and marketing	$22,971	47%	$26,802	42%	$3,831	17%
Research and development	8,333	17	11,466	18	3,133	38
General and administrative	4,206	9	6,927	11	2,721	65
In-process research and development and amortization of intangible assets	433	1	460	1	27	6

Total operating expenses	$35,943	74%	$45,655	72%	$9,712	27%

Sales and Marketing.  The $3.8 million increase in sales and marketing expense principally reflected a $2.7 million increase in salaries, benefits and allocated overhead attributable to a 13% increase in sales and marketing headcount, primarily of marketing and sales support staff in the United States. Marketing programs expenses increased by $359,000, reflecting increases in lead generation programs such as tradeshows and the initiation of a limited advertising program focused on marketing organizations. In addition, corresponding travel expense increased by $312,000. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future, but to decline slightly as a percentage of total revenue over that time as we leverage our current sales and marketing personnel to increase recurring and other license revenue.

Research and Development.  The $3.1 million increase in research and development expense was due primarily to a $2.5 million increase in salaries and benefits, and a $500,000 increase in allocated overhead related to a 22% increase in the number of employees working on the development of new products, enhancement of existing products, quality assurance and testing. The addition of personnel and our continued investment in research and development were driven by our continuing strategy to expand our EMM product offerings and enhance existing products in order to keep pace with technological developments, satisfy increasing customer requirements and achieve market acceptance. We expect research and development expense to increase in absolute dollars for the foreseeable future, but to remain relatively stable as a percentage of total revenue.

General and Administrative.  The $2.7 million increase in general and administrative expense was attributable principally to a $1.3 million increase in salaries, benefits and allocated overhead related to a 16% increase in general and administrative headcount. In addition, professional fees increased by $889,000 as a result of increased costs associated with the performance of quarterly reviews and annual audits and in preparation for compliance with the Sarbanes-Oxley Act. We expect general and administrative expense to continue to increase in absolute dollars and as a percentage of total revenue for the foreseeable future as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit fees and costs of compliance with the Sarbanes-Oxley Act.

In-Process Research and Development and Amortization of Intangible Assets.  Amortization of intangible assets was consistent as a result of the continued amortization of intangible assets related to the Marketic acquisition.

  Operating and Other Income

	Year Ended September 30,
	2004		2005
		Percentage of		Percentage of	Year-to-Year Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Income from operations	$4,010	8%	$6,257	10%	$2,247	56%
Interest income, net	173	0	660	1	487	282
Other income (expense), net	50	0	(67)	0	(117)	n/m *

Income before provision for income taxes	$4,233	8%	$6,850	11%	$2,617	62%

*	Not meaningful.

The $2.2 million increase in income from operations resulted from a $11.9 million increase in gross profits, offset in part by a $9.7 million increase in aggregate operating expenses.

Interest income, net consisted of interest income generated from the investment of our cash balances, less related bank fees. The $487,000 increase in interest income, net principally reflected higher interest rates and a higher cash balance, coupled with the investment of the proceeds from the initial public offering.

Other income (expense), net consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and charges.

Provision for Income Taxes

	Year Ended September 30,
	2004		2005
		Percentage of		Percentage of
		Income Before		Income Before	Year-to-Year Change
		Provision for		Provision for		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
	(Dollars in thousands)

Provision for income taxes	$769	18%	$2,329	34%	$1,560	203%

The $1.6 million increase in the provision for income taxes principally reflected the $2.6 million increase in our income before provision for income taxes. The increase in our effective tax rate reflected our increased level of income before provision for income taxes, as well as a decrease in the benefit resulting from our use of net operating loss carryforwards to offset pre-tax income in fiscal 2004.

At September 30, 2005, we had available state research and development credit carryforwards of $22,000, net of federal benefit, that expire through fiscal 2009, foreign net operating loss carryforwards of $329,000 that do not expire and foreign tax credit carryforwards of $163,000 that expire through 2010. We had no U.S. net operating loss carryforwards. The extent to which we can benefit from our deferred tax assets in future fiscal years will depend on the amount of taxable income we generate in France. We expect our effective tax rate to remain relatively constant for the foreseeable future.

Comparison of Years Ended September 30, 2003 and 2004

Revenue

	Year Ended September 30,
	2003		2004
		Percentage of		Percentage of	Year-to-Year Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

License revenue:
Perpetual license	$16,731	53%	$22,278	46%	$5,547	33%
Allocated term license	472	2	1,741	3	1,269	269

Total license revenue	17,203	55	24,019	49	6,816	40

Maintenance and services revenue:
Maintenance fees	10,104	33	16,996	35	6,892	68
Allocated term maintenance	136	0	826	2	690	507
Services	3,865	12	6,874	14	3,009	78

Total maintenance and services revenue	14,105	45	24,696	51	10,591	75

Total revenue	$31,308	100%	$48,715	100%	$17,407	56%

The $5.5 million increase in perpetual license revenue reflected increases of (a) $4.5 million from licenses to new customers and (b) $1.0 million from additional licenses to existing customers, including $377,000 from additional licenses to companies that were customers of Marketic prior to its acquisition. The increase in perpetual license revenue was attributable principally to licenses of Affinium Campaign and related modules, particularly Affinium Campaign Optimize, and to licenses of Affinium Plan.

The increases in both allocated term license revenue and allocated term maintenance revenue from fiscal 2003 to fiscal 2004 reflected an increase in the number of companies that sublicensed our products from existing MSPs and, to a lesser extent, from new MSPs added during fiscal 2004.

The $6.9 million increase in maintenance fees revenue reflected an increased number of maintenance agreements resulting from growth in our installed customer base. Of this amount, $1.7 million was attributable to maintenance from companies that were customers of the Marketic business when it was acquired by Unica France on May 1, 2003. In each of fiscal 2003 and fiscal 2004, customers renewed maintenance arrangements in effect as of the beginning of the fiscal year representing, by dollar value, approximately 90% of the maintenance agreements that came up for renewal during the fiscal year.

The $3.0 million increase in services revenue resulted principally from an increase in implementation and other services projects and the inclusion of the first full year of Marketic operations following the acquisition.

	Year Ended September 30,
	2003		2004
		Percentage of		Percentage of	Year-to-Year Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Recurring revenue:
Term fees:
Allocated term license	$472	2%	$1,741	3%	$1,269	269%
Allocated term maintenance	136	0	826	2	690	507

Total term fees	608	2	2,567	5	1,959	322
Maintenance fees	10,104	33	16,996	35	6,892	68

Total recurring revenue	10,712	35	19,563	40	8,851	83

Nonrecurring revenue:
Perpetual license	16,731	53	22,278	46	5,547	33
Services	3,865	12	6,874	14	3,009	78

Total nonrecurring revenue	20,596	65	29,152	60	8,556	42

Total revenue	$31,308	100%	$48,715	100%	$17,407	56%

The $8.9 million increase in recurring revenue resulted from growth in both term fees and maintenance fees revenue. As discussed above, the $2.0 million increase in aggregate term fees revenue reflected an increase in the number of companies that sublicensed our products from existing MSPs and, to a lesser extent, from new MSPs added during fiscal 2004. The $6.9 million increase in maintenance fees revenue reflected an increased number of maintenance agreements resulting from growth in our installed customer base. Of this amount, $1.7 million was attributable to maintenance from companies that were customers of the Marketic business when it was acquired by Unica France on May 1, 2003.

	Year Ended September 30,
	2003		2004
		Percentage of		Percentage of	Year-to-Year Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Americas	$25,705	82%	$35,969	74%	$10,264	40%
International	5,603	18	12,746	26	7,143	127

Total revenue	$31,308	100%	$48,715	100%	$17,407	56%

Total revenue from North, Central and South America increased by $10.3 million, reflecting our continued development of the Americas market. The increase consisted of revenue from licenses and related maintenance and services arrangements with new customers and revenue from our expanded offerings, particularly Affinium Campaign Optimize and Affinium Plan.

Total international revenue, which includes revenue from Europe, Asia, Australia, Africa and the Middle East, increased by $7.1 million, reflecting a $4.6 million increase in revenue from the inclusion of the first full year of Marketic operations following the acquisition. In addition, the expansion of our sales force generated revenue from new customers in the United Kingdom, Australia and Southeast Asia.

Cost of Revenue

	Year Ended September 30,
	2003		2004
		Percentage of		Percentage of	Year-to-Year Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

License	$300	2%	$687	3%	$387	129%
Maintenance and services	4,646	33	8,075	33	3,429	74

Total cost of revenue	$4,946	16%	$8,762	18%	$3,816	77%

The $387,000 increase in cost of license revenue was comprised principally of $364,000 of increased royalty costs to third-party vendors.

The $3.4 million increase in cost of maintenance and services revenue was primarily due to an increase of $2.2 million in salaries, benefits and allocated overhead attributable to a 38% increase in consulting and support personnel. In addition, consulting services costs increased as a result of an increase of $631,000 in fees paid to subcontractors engaged to augment in-house consulting capacity, as well as a $343,000 increase in billable travel expenses.

Gross Profit

	Year Ended September 30,
	2003		2004
		Gross Margin		Gross Margin	Year-to-Year Change
		on Related		on Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

License	$16,903	98%	$23,332	97%	$6,429	38%
Maintenance and services	9,459	67	16,621	67	7,162	76

Total gross profit	$26,362	84%	$39,953	82%	$13,591	52%

Gross margin on license revenue declined by 1% as the result of increased sales of products with higher third-party royalties. Royalties paid for third-party licensed technology represented 2% of total license revenue in fiscal 2004.

Gross margin on maintenance and services revenue was unchanged, as costs increased proportionally to maintenance and services revenue.

Gross margin on total revenue declined by 2%, principally reflecting growth of maintenance and services revenue at a faster rate than higher-margin license revenue.

Operating Expenses

	Year Ended September 30,
	2003		2004
		Percentage of		Percentage of	Year-to-Year Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Sales and marketing	$15,378	49%	$22,971	47%	$7,593	49%
Research and development	4,981	16	8,333	17	3,352	67
General and administrative	3,090	10	4,206	9	1,116	36
In-process research and development and amortization of intangible assets	380	1	433	1	53	14

Total operating expenses	$23,829	76%	$35,943	74%	$12,114	51%

Sales and Marketing.  The $7.6 million increase in sales and marketing expense principally reflected a $4.4 million increase in salaries, benefits and allocated overhead attributable to a 39% increase in sales and marketing headcount. The additional personnel consisted primarily of direct sales employees hired as part of our continuing efforts to expand our worldwide installed base as well as business development employees added to support alliance relationships with MSPs and systems integrators. In addition, as a result of the increased level of revenue, commission expense increased by $1.5 million and travel expense increased by $1.0 million. Marketing programs expenses increased by $607,000, reflecting increases in lead generation programs such as tradeshows.

Research and Development.  The $3.4 million increase in research and development expense was due primarily to a $3.1 million increase in salaries, benefits and allocated overhead related to a 56% increase in the number of employees working on the development of new products, enhancement of existing products, quality assurance and testing. The addition of personnel and our continued investment in research and development were driven by our continuing strategy to expand our EMM product offerings and enhance existing products in order to keep pace with technological developments, satisfy increasing customer requirements and achieve market acceptance.

General and Administrative.  The $1.1 million increase in general and administrative expense was attributable principally to a $928,000 increase in salaries, benefits and allocated overhead related to a 60% increase in general and administrative headcount. In addition, professional fees increased by $163,000 as a result of increased costs associated with the performance of quarterly reviews and annual audits.

In-Process Research and Development and Amortization of Intangible Assets.  In connection with the acquisition of the Marketic business by Unica France on May 1, 2003, we recorded a $218,000 charge in fiscal 2003 to write-off acquired in-process research and development, for which technological feasibility had not been established and for which alternative future uses did not exist. No events required a charge to in-process research and development in fiscal 2004. The decreased level of in-process research and development expense in fiscal 2004 was substantially offset by a $271,000 increase in amortization of intangible assets as the result of our inclusion of a full year’s amortization expense with respect to the Marketic business.

Operating and Other Income

	Year Ended September 30,
	2003		2004
		Percentage of		Percentage of	Year-to-Year Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
			(Dollars in thousands)

Income from operations	$2,533	8%	$4,010	8%	$1,477	58%
Interest income, net	155	0	173	0	18	12
Other income (expense), net	(40)	0	50	0	90	n/m *

Income before provision for income taxes	$2,648	8%	$4,233	8%	$1,585	60%

*	Not meaningful.

The $1.5 million increase in income from operations resulted from a $13.6 million increase in gross profits, offset in part by a $12.1 million increase in aggregate operating expenses.

Interest income, net consisted of interest income generated from the investment of our cash balances, less related bank fees. The $18,000 increase in interest income, net principally reflected a higher cash balance in fiscal 2004, offset substantially by lower interest rates.

Other income (expense), net consisted of foreign currency transaction and translation gains and losses, as well as other miscellaneous income and charges. The increase in other income (expense), net principally reflected changes in foreign exchange rates in fiscal 2004.

Provision for Income Taxes

Year Ended September 30,
	2003		2004
		Percentage of		Percentage of
		Income		Income
		Before		Before
		Provision for		Provision for	Year-to-Year Change
		Income		Income		Percentage
	Amount	Taxes	Amount	Taxes	Amount	Change
(Dollars in thousands)

Provision for income taxes	$170	6%	$769	18%	$599	352%

The $599,000 increase in the provision for income taxes principally reflected the $1.6 million increase in our income before provision for income taxes. In addition, in fiscal 2003 we recorded a reduction in our valuation allowance of $1.2 million related to the utilization of net operating loss carryforwards and research and development credit carryforwards in the United States. Prior to October 1, 2003, we had net deferred tax assets, which had been reserved in full by a valuation allowance. During fiscal 2004, we determined that it was more likely than not that future taxable income would be sufficient to realize the U.S. portion of the deferred tax assets, and as a result we reversed a portion of the valuation allowance and recorded an income tax benefit of $719,000.

The increase in our effective tax rate reflected our increased level of income before provision for income taxes, as well as a decrease in the benefit resulting from the reduction of the deferred tax valuation allowance.

At September 30, 2004, we had available state research and development credit carryforwards of $43,000, net of federal benefit, that expire through fiscal 2009 and foreign net operating loss carryforwards of $500,000 that do not expire. We had no U.S. net operating loss carryforwards. The extent to which we can benefit from our deferred tax assets in future fiscal years will depend on the amount of taxable income we generate in France.

Selected Quarterly Operating Results

The tables below show our unaudited consolidated quarterly income statement data for each of our eight most recent quarters, as well as the percentage of total revenue for each line item shown. This information has been derived from our unaudited financial statements, which, in our opinion, have been prepared on the same basis as our audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the quarters presented. This information should be read in conjunction with the financial statements and related notes included elsewhere in this filing.

	Three Months Ended
	Fiscal 2004				Fiscal 2005
	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,
	2003	2004	2004	2004	2004	2005	2005	2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Revenue:
License	$4,922	$5,618	$7,187	$6,292	$6,947	$6,995	$7,416	$7,985
Maintenance and services	4,977	5,935	6,250	7,534	7,686	8,317	8,950	9,252

Total revenue	9,899	11,553	13,437	13,826	14,633	15,312	16,366	17,237
Cost of revenue:
License	139	132	130	286	201	212	266	278
Maintenance and services	1,639	2,085	2,185	2,166	2,324	2,665	2,854	2,836

Total cost of revenue	1,778	2,217	2,315	2,452	2,525	2,877	3,120	3,114

Gross profit	8,121	9,336	11,122	11,374	12,108	12,435	13,246	14,123
Operating expenses:
Sales and marketing	4,476	5,472	6,507	6,516	6,708	6,756	6,586	6,752
Research and development	1,787	1,893	2,255	2,398	2,590	2,820	3,073	2,983
General and administrative	832	987	1,210	1,177	1,438	1,612	1,863	2,014
In-process research and development and amortization of intangible assets	105	105	111	112	117	119	114	110

Total operating expenses	7,200	8,457	10,083	10,203	10,853	11,307	11,636	11,859

Income from operations	921	879	1,039	1,171	1,255	1,128	1,610	2,264
Interest income, net	31	34	34	74	74	90	119	377
Other income (expense), net	6	(19)	7	56	214	(93)	(146)	(42)

Income before provision for income taxes	958	894	1,080	1,301	1,543	1,125	1,583	2,599
Provision for income taxes	170	158	197	244	540	394	512	883

Net income	$788	$736	$883	$1,057	$1,003	$731	$1,071	$1,716

	Three Months Ended
	Fiscal 2004				Fiscal 2005
	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,
	2003	2004	2004	2004	2004	2005	2005	2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Revenue:
License	50%	49%	53%	46%	47%	46%	46%	46%
Maintenance and services	50%	51%	47%	54%	53%	54%	54%	54%

Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue:	18%	19%	17%	18%	17%	19%	19%	18%

Gross margin*	82%	81%	83%	82%	83%	81%	81%	82%
Operating expenses:
Sales and marketing	45%	47%	48%	47%	46%	44%	40%	39%
Research and development	18%	16%	17%	17%	17%	18%	19%	17%
General and administrative	9%	9%	9%	9%	10%	11%	11%	12%
In-process research and development and amortization of intangible assets	1%	1%	1%	1%	1%	1%	1%	1%

Total operating expenses	73%	73%	75%	74%	74%	74%	71%	69%

Income from operations	9%	8%	8%	8%	9%	7%	10%	13%
Interest income, net	1%	0%	0%	1%	1%	1%	1%	2%
Other income (expense), net	0%	0%	0%	0%	1%	(1)%	(1)%	0%

Income before provision for income taxes	10%	8%	8%	9%	11%	7%	10%	15%
Provision for income taxes	2%	2%	1%	1%	4%	2%	3%	5%

Net income	8%	6%	7%	8%	7%	5%	7%	10%

* Gross margin on related revenue:
License	97%	98%	98%	95%	97%	97%	96%	97%
Maintenance and services	67%	65%	65%	71%	70%	68%	68%	69%

Revenue

Total revenue increased sequentially in each quarter from the three months ended December 31, 2003 through the three months ended September 30, 2005, as the market for EMM software benefited from increased spending on information technology, particularly in the United States, and an improving world economy. More specifically, our sequential growth in total revenue reflected (a) increases in license revenue from perpetual license agreements and term arrangements, (b) increases in maintenance fees revenue from both new license agreements and renewals of maintenance agreements, and (c) increases in services revenue related to implementation projects. In addition, both license revenue and maintenance and services revenue grew as a result of the acquisition of Marketic by Unica France on May 1, 2003 and the continued integration through fiscal 2004.

Our license revenue increased rapidly in the first three quarters of fiscal 2004 as we began to recognize increased license revenue following our additional investment in Affinium Plan and our introduction of software modules such as Affinium Campaign Optimize. Our license revenue was markedly higher in the three months ended June 30, 2004 as a result of our entering into two large perpetual license agreements that accounted for a significant amount of license revenue for the quarter. Throughout fiscal 2005, with the exception of a seasonally flat March 2005 quarter, sales of our Affinium Campaign Suite continued to increase. In addition, throughout fiscal 2004 and fiscal 2005 we recognized increasing revenue from term arrangements, which we began to market through MSPs in fiscal 2003.

Quarterly maintenance and services revenue increased sequentially in each quarter from the three months ended December 31, 2003 through the three months ended September 30, 2005, principally reflecting increased maintenance fees revenue generated from growth in our installed base. In the three months ended March 31, 2004, maintenance and services revenue increased by $1.0 million from the preceding quarter, reflecting not only continued growth in maintenance fees revenue from our installed base but also $429,000 from maintenance renewals by companies that were customers of the Marketic business when it was acquired by Unica France. Maintenance and services revenue increased by $1.3 million in the three months ended September 30, 2004, substantially as a result of relatively large implementation projects. Throughout each quarter in fiscal 2005, maintenance and services revenue increased more gradually as renewal rates continued to be strong.

Our focus on generating recurring revenue through maintenance agreements and term arrangements resulted in quarterly maintenance and services revenue generally growing at a faster rate than quarterly license revenue.We are continuing our efforts to increase recurring revenue, and as a result we expect maintenance and services revenue to represent an increasing percentage of our total revenue for the foreseeable future.

Our quarterly revenue has varied in the past and is likely to continue to vary significantly from quarter to quarter. Our revenue can be difficult to predict on a quarterly basis due to numerous factors, including:

•	Large license transactions have accounted for a substantial amount of our quarterly license revenue from time to time. For example, transactions with one customer accounted for more than 10% of our revenue in the quarter ended March 31, 2004, transactions with two other customers each accounted for more than 10% of our revenue in the three months ended June 30, 2004, transactions with one other customer accounted for more than 10% of our revenue in the three months ended September 30, 2004 and transactions with one customer accounted for more than 10% of our revenue in the three months ended June 30, 2005. If a potential customer does not enter into a large transaction that we anticipate in a certain quarter, or if we are unable to recognize license revenue from that transaction in the quarter, our revenue may decline or fail to grow at the rate we expected.

•	Our software products have lengthy sales cycles, which typically extend from six to twelve months and may take more than two years. As a result, it is difficult for us to predict the quarter in which a particular sale may occur. Accordingly, our revenue may vary significantly from quarter to quarter.

•	Since revenue from a term arrangement is recognized over the period of the arrangement rather than upon product delivery, a greater shift than anticipated from perpetual license agreements towards term arrangements will result in our recognizing less revenue in the initial quarters of the license period. Similarly, a decline in new or renewed term arrangements in any one quarter will not necessarily be fully reflected in the revenue for that quarter and may negatively affect our revenue in future quarters. Differences in the mix of our perpetual license revenue and our term fees revenue could cause our revenue for a quarter to vary from our expectations.

Gross Margin

Gross margin on license revenue remained relatively consistent on a quarterly basis throughout fiscal 2004 and fiscal 2005. We expect that our gross margin on license revenue will remain relatively stable.

Gross margin on maintenance and services revenue generally was flat on a quarterly basis through each of the quarters of fiscal 2004 and fiscal 2005. In the three months ended March 31, 2004 and June 30, 2004, gross margin on maintenance and services revenue declined by 2% as the result of our increased use of subcontractors for professional services. Gross margin on maintenance and services revenue was slightly higher in the three months ended September 30, 2004 and December 31, 2004 as maintenance and services revenue increased from relatively large implementation projects that were staffed with existing personnel. We expect that our gross margin on maintenance and services revenue for the foreseeable future will remain relatively consistent with recent historical levels. Our gross margin on maintenance and services revenue has varied from quarter to quarter in the past, however, and is likely to continue to vary in future quarters. These variations can result from the same factors that can cause our revenue to fluctuate, as described above. In particular, gross margin on maintenance and services revenue will vary as the result of changes in the mix of our revenue from perpetual license agreements and term arrangements.

Gross margin on total revenue remained relatively consistent during fiscal 2004 and fiscal 2005 with some moderate declines in particular quarters, principally reflecting growth of maintenance and services revenue at a faster rate than higher-margin license revenue. Our gross margin on total revenue is likely to vary in future quarters because of changes in the mix of our revenue, as well as changes in gross margin on maintenance and services revenue for the reasons described above.

Operating Expenses

Sales and marketing expense increased 50% from the three months ended December 31, 2003 to the three months ended December 31, 2004, but spending varied from quarter to quarter over this period as we selectively added personnel but generally sought to leverage earlier investments in sales and marketing. In the three months ended March 31, 2004 and June 30, 2004, we increased the level of our spending in sales and marketing as we hired additional sales personnel to expand our worldwide installed base and increased marketing hiring and programs to support sales. During fiscal 2005, sales and marketing expense remained relatively constant as we sought to leverage prior investments. The dollar amount of sales and marketing expense decreased in the quarter ended June 30, 2005 due to lower marketing program expenses and people-related sales expenses. While the dollar amount of sales and marketing expense increased in fiscal 2004 and remained relatively constant in fiscal 2005, sales and marketing expense has decreased as a percentage of total revenue on a quarterly basis as compared to fiscal 2004, reflecting the significant growth in our quarterly total revenue. We expect sales and marketing expense generally to increase in absolute dollars on a quarterly basis for the foreseeable future, and to decrease slightly as a percentage of total revenue, as we continue to leverage our current sales and marketing personnel to increase recurring and other license revenue.

Research and development expense increased sequentially in each quarter from the three months ended December 31, 2003 through the three months ended June 30, 2005, as we added personnel and continued to invest in the expansion of our product offerings and in enhancement of our existing products, but decreased slightly in the three months ended September 30, 2005 as a result of a decrease in people-related costs. We expect research and development expense generally to increase in absolute dollars on a quarterly basis for the foreseeable future, but to remain relatively stable as a percentage of total revenue.

General and administrative expense generally increased on a quarterly basis in each quarter from the three months ended December 31, 2003 through the three months ended September 30, 2005, as we hired additional personnel in connection with our anticipated growth and incurred expenses in preparation for becoming a public company. We expect general and administrative expense to continue to increase in absolute dollars on a quarterly basis for the foreseeable future as we invest in infrastructure to support continued growth and we incur additional expenses related to being a public company. We expect that general and administrative expense will increase slightly as a percentage of total revenue for the foreseeable future.

We incurred stock-based compensation expense of $31,000 in the three months ended June 30, 2004, $80,000 in the three months ended September 30, 2004, $119,000 in the three months ended December 31, 2004, $131,000 in the three months ended March 31, 2005, $118,000 in the three months ended June 30, 2005 and $85,000 in the three months ended September 30, 2005. In each quarter, this expense was allocated among cost of maintenance and services revenue, sales and marketing expense, research and development expense, and general and administrative expense.

Income from Operations

Income from operations generally increased on a quarterly basis through the three months ended September 30, 2005, after having decreased slightly in the three months ended March 31, 2005 due to increased research and development expenses and general and administrative expenses. Income from operations increased in the three months ended September 30, 2005 as it related to increases in revenue, while operating expenses only gradually increased. This progression reflected the growth in revenue described above, offset in part by increased operating expenses incurred to support our growth. We anticipate that seasonal trends in revenue will negate continued sequential increase at the beginning of each fiscal year.

Our expense levels are based, in significant part, on our expectations as to future revenue and are largely fixed in the short term. As a result, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. As described above, we intend to increase our operating expenses as we expand our sales and marketing, product development, and administrative organizations. The timing of these increases and the rate at which new personnel become productive will affect our operating results, and, in particular, we may incur losses from operations in the event of an unexpected delay in the rate at which development or sales personnel become productive.

If our operating results in future quarters fall below our announced guidance or the expectations of equity research analysts or investors, the price of our common stock could decrease significantly. For a discussion of additional factors that may cause our operating results to fluctuate from quarter to quarter, see “Risk Factors — Our quarterly revenue and other operating results can be difficult to predict and can fluctuate substantially, which may result in volatility in the price of our common stock.”

Liquidity and Capital Resources

Resources

We funded our operations in fiscal 2000 and fiscal 2001 primarily with $11.2 million of net proceeds from issuances of preferred stock and with a one-time borrowing of $1.8 million under a bank credit facility. Since fiscal 2002, we have funded our operations principally with cash flow from operations, which was driven principally by growth in deferred revenue and net income, and $38.5 million of net proceeds from our initial public offering.

We believe our existing cash and cash equivalents and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rates of our revenue growth, our introduction of new products, and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products that will complement our existing operations. In the event additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all.

Equity Sales.  We raised $6.7 million of net proceeds through sales of our Series A convertible participating preferred stock in November 1999 and December 2000. We generated an additional $4.5 million of net proceeds through sales of our Series B convertible participating preferred stock in March 2001. All of the shares of preferred stock were converted into 4,082,967 shares of common stock upon completion of our initial public offering in August 2005. In addition, we received proceeds from exercises of common stock options in the amounts of $192,000 in fiscal 2003, $383,000 in fiscal 2004 and $938,000 in fiscal 2005.

In August 2005, we completed our initial public offering of 5,520,000 shares of common stock, which included (a) 720,000 shares issued by us upon the underwriters’ exercise of an over-allotment option and (b) 1,050,000 shares offered by selling stockholders. We realized net proceeds of $38.5 million.

Dividend.  We paid a one-time cash dividend of $0.75 per share to holders of record of our common and preferred stock (on an as-converted basis) as of August 3, 2005. The aggregate amount of the dividend was $10.8 million, based on shares outstanding on the record date. The cash dividend was paid after the closing of the initial public offering out of cash on hand as of the date of the payment. We did not use proceeds of the initial public offering to pay any portion of the cash dividend. We paid a separate $1.0 million redemption payment to the holders of Series B Preferred Stock as of August 3, 2005, which was funded using a portion of the proceeds from our offering.

Credit Facility Borrowings.  We previously maintained a credit facility with a commercial bank under which we made a single borrowing of $1.8 million in fiscal 2001. We repaid the borrowed amount in fiscal 2002 and allowed the credit facility to expire in May 2004. We do not currently intend to seek to enter into a banking facility. Based on information currently available to us, however, we believe that we would be able to enter into such an arrangement with a commercial bank on terms acceptable to us in the event we were subsequently to determine that such an arrangement is necessary or desirable to provide us with additional working capital.

Operating Cash Flow.  The following table sets forth our net cash flow from operations for each of the past three fiscal years:

	Year Ended September 30,
	2003	2004	2005
	(In thousands)

Net cash provided by operating activities	$7,721	$8,695	$9,740

In each of the last three fiscal years, cash flows have been derived principally from increases in deferred revenue and, to a lesser extent, from net income. Net operating cash flows have reflected the following:

•	Sources of cash provided by operating activities in fiscal 2003 consisted principally of (a) a $5.0 million increase in deferred revenue, (b) $2.5 million of net income, which included $807,000 of non-cash expenses comprised of depreciation and amortization and write-off of in-process research and development, and (c) a $604,000 increase in accrued expenses, net of a $526,000 increase in prepaid expenses. Uses of cash in the same period consisted primarily of a $1.1 million increase in net accounts receivable, reflecting our growth in revenue in fiscal 2003.

•	Sources of cash provided by operating activities in fiscal 2004 consisted primarily of (a) a $9.5 million increase in deferred revenue, (b) $3.5 million of net income, which included $1.1 million of non-cash expenses comprised of $942,000 of depreciation and amortization and $111,000 of stock-based compensation, offset in part by a deferred tax benefit of $458,000, (c) a $1.1 million increase in accounts payable, and (d) a $647,000 increase in accrued expenses, net of a $1.3 million increase in prepaid expenses. The $9.5 million increase in deferred revenue consisted of a $5.1 million increase in maintenance fees driven by the growth in maintenance agreements, a $1.1 million increase in deferred revenue resulting from growth in term arrangements invoiced and a $400,000 increase in services deferred revenue. In addition, deferred license revenue increased by $2.9 million primarily as a result of license fees on contracts for which delivery was not yet complete pursuant to the revenue recognition criteria of SOP 97-2. Uses of cash in fiscal 2004 consisted principally of a $6.6 million increase in net accounts receivable, reflecting our revenue growth in fiscal 2004.

•	Sources of cash provided by operating activities in fiscal 2005 consisted primarily of (a) $4.5 million of net income, which included $1.7 million of non-cash expenses comprised of $1.2 million of depreciation and amortization and $453,000 of stock-based compensation, (b) a $4.5 million increase in deferred revenue, (c) a $2.4 million increase in accounts payable and accrued expenses, and (d) a $1.1 million decrease in prepaid expenses, offset by a $3.9 million increase in accounts receivable. The $4.5 million increase in deferred revenue consisted of a $3.8 million increase in maintenance fees driven by the growth in maintenance agreements and a $2.7 million increase in deferred revenue resulting from growth in term arrangements invoiced, offset by a decrease in deferred license revenue of $2.3 million, and inclusive of the effects of foreign currency exchange rates.

We record deferred revenue in connection with term arrangements and maintenance agreements, as described above under “— Overview — Revenue.” In addition, we record deferred revenue if we have invoiced license fees but any of the revenue recognition criteria of SOP 97-2 have not been met. For both term arrangements and maintenance agreements, we generally invoice customers in annual or quarterly installments in advance. Revenue is deferred at the time the term arrangement or maintenance agreement is initiated and is recognized ratably over the life of the arrangement or agreement. The following table sets forth our total deferred revenue as of the end of each of our last three fiscal years:

	As of September 30,
	2003	2004	2005
	(In thousands)

Total deferred revenue	$10,835	$20,290	$24,634

Total deferred revenue increased in each of fiscal 2003 and 2004 primarily as a result of growth in (a) maintenance fees, (b) term arrangements and (c) license fees for which revenue recognition was deferred under SOP 97-2. Total deferred revenue increased in fiscal 2005 primarily as a result of growth in (a) maintenance fees and (b) term arrangements, offset by a decrease in deferred license fees. We expect that growth in our maintenance and term arrangements will lead to increasing deferred revenue over time, but the rate and timing of any such increases cannot be predicted accurately based on historical results. Moreover, the level of deferred revenue from license fees has varied from quarter to quarter in the past and will continue to vary on a quarterly basis in the future.

Working Capital.  The following table sets forth selected working capital information:

	As of September 30,
	2003	2004	2005
	(In thousands)

Cash and cash equivalents (excludes restricted cash)	$16,535	$23,773	$43,754
Restricted cash	—	288	144
Short-term investments	—	—	16,172
Accounts receivable, net of allowance for doubtful accounts	4,766	11,386	15,220
Working capital	5,496	11,107	44,215

Our cash and cash equivalents at September 30, 2005 were held for working capital purposes and were invested primarily in money market funds. Our short-term investments at September 30, 2005 consisted of commercial paper and municipal bonds. We do not enter into investments for trading or speculative purposes. Restricted cash at September 30, 2005 was held in a certificate of deposit as collateral for a letter of credit related to the lease agreement for our corporate headquarters in Waltham, Massachusetts.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on the timing of sales and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 47 days at September 30, 2003, 74 days at September 30, 2004 and 79 days at September 30, 2005. The increase in DSO from September 30, 2003 to September 30, 2004 reflected accounts receivable associated with a single customer that paid its account receivable in October 2004 and an increase in our international accounts receivable, which generally have longer payment terms. The increase in DSO at September 2005 reflects the impact of increased billing activity at the end of the quarter, coupled with lower cash collections.

Requirements

Capital Expenditures.  We make capital expenditures primarily to acquire computer and other equipment, software, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totalled $490,000 in fiscal 2003, $980,000 in fiscal 2004 and $1.2 million in fiscal 2005, and related primarily to leasehold improvements and purchases of office equipment to support increased headcount. We expect capital expenditures in fiscal 2006 to be relatively consistent with fiscal 2005. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Requirements.  The following table sets forth our commitments to settle contractual obligations in cash after September 30, 2005:

						2011 and
	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)

Operating leases as of September 30, 2005	$1,889	$1,888	$2,058	$1,426	$82	—	$7,343

Our only significant lease obligation relates to our corporate headquarters in Waltham, Massachusetts.

Acquisitions.  On May 1, 2003, our wholly owned subsidiary Unica France acquired the business of Marketic SA for an aggregate purchase price that totalled $3.7 million, consisting of cash consideration and transaction costs of $2.3 million and assumed obligations of $1.4 million. We intend to selectively pursue acquisitions of businesses, technologies and products that will complement our existing operations.

Off-Balance-Sheet Arrangements

As of September 30, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123(R), Share Based Payment. SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) will require us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. SFAS 123(R) requires us to adopt the new accounting provisions beginning in the first quarter of fiscal 2006. We continue to evaluate the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations. We expect that our adoption of SFAS 123(R) will adversely affect our operating results to some extent in future periods. However, uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult for us to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS No. 123 pro forma expense disclosed in the notes to our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Some of our agreements with foreign customers involve payments denominated in currencies other than the U.S. dollar, which may create foreign currency exchange risks for us. Revenue denominated in currencies other than the U.S. dollar represented 3% of total revenue in fiscal 2003, 18% in fiscal 2004 and 14% in fiscal 2005.

As of September 30, 2005, we had $2.2 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of September 30, 2005, the fair value of our receivables denominated in currencies other than the U.S. dollar would have fluctuated by $200,000. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense). Exchange rate fluctuations on long-term intercompany accounts, which are invested indefinitely without repayment terms, are recorded in other comprehensive income (loss) in stockholders’ equity.

Interest Rate Risk

At September 30, 2005, we had unrestricted cash and cash equivalents totaling $43.8 million and short-term investments totaling $16.2 million. These amounts were invested primarily in money market funds, commercial paper and municipal bonds, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Unica Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Unica Corporation and Subsidiaries as of September 30, 2004 and 2005 and the related consolidated statements of income, redeemable preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unica Corporation and Subsidiaries at September 30, 2004 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States.

/s/  ERNST & YOUNG LLP

Boston, Massachusetts
October 28, 2005

UNICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of September 30,
	2004	2005

ASSETS
Current assets:
Cash and cash equivalents	$23,773	$43,754
Restricted cash	288	144
Short-term investments	—	16,172
Accounts receivable, net of allowance for doubtful accounts of $488 and $569, respectively	11,386	15,220
Deferred tax asset, net of valuation allowance	458	926
Prepaid expenses and other current assets	2,101	1,002

Total current assets	38,006	77,218
Property and equipment, net	1,189	1,630
Intangible assets, net	711	253
Goodwill	2,416	2,337
Other assets	92	166

Total assets	$42,414	$81,604

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,548	$1,356
Accrued expenses	6,770	9,241
Short-term deferred revenue	18,581	22,406

Total current liabilities	26,899	33,003
Long-term deferred revenue	1,709	2,228

Total liabilities	28,608	35,231

Commitments and contingencies (Note 7)
Redeemable preferred stock, $0.01 par value (Note 10):
Series A and B convertible participating preferred stock, at liquidation and redemption value:
Authorized, issued and outstanding — 1,710,610 shares at September 30, 2004; no shares at September 30, 2005	15,364	—

Series A and B redeemable preferred stock:
Authorized — 1,710,610 shares at September 30, 2004; no shares issued or outstanding at September 30, 2004; no shares authorized, issued or outstanding at September 30, 2005	—	—
Stockholders’ (deficit) equity:
Undesignated preferred stock, $0.01 par value:
Authorized — no shares at September 30, 2004; 10,000,000 shares at September 30, 2005; no shares issued or outstanding at September 30, 2004 and 2005	—	—
Common stock, $0.01 par value:
Authorized — 90,000,000 shares
Issued and outstanding — 9,597,259 and 18,902,507 shares at September 30, 2004 and 2005, respectively	96	189
Additional paid-in capital	1,286	45,281
Deferred stock-based compensation	(561)	(354)
Accumulated (deficit) earnings	(2,583)	1,097
Accumulated other comprehensive income	204	160

Total stockholders’ (deficit) equity	(1,558)	46,373

Total liabilities, redeemable preferred stock and stockholders’ (deficit) equity	$42,414	$81,604

The accompanying notes are an integral part of these consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Year Ended September 30,
	2003	2004	2005
	(In thousands, except
	share and per share data)

Revenue:
License	$17,203	$24,019	$29,343
Maintenance and services	14,105	24,696	34,205

Total revenue	31,308	48,715	63,548

Cost of revenue:
License	300	687	957
Maintenance and services	4,646	8,075	10,679

Total cost of revenue(1)	4,946	8,762	11,636

Gross profit	26,362	39,953	51,912

Operating expenses(1):
Sales and marketing	15,378	22,971	26,802
Research and development	4,981	8,333	11,466
General and administrative	3,090	4,206	6,927
In-process research and development and amortization of intangible assets	380	433	460

Total operating expenses	23,829	35,943	45,655

Income from operations	2,533	4,010	6,257

Other income:
Interest income, net	155	173	660
Other income (expense), net	(40)	50	(67)

Total other income	115	223	593

Income before provision for income taxes	2,648	4,233	6,850
Provision for income taxes	170	769	2,329

Net income	$2,478	$3,464	$4,521

Net income (loss) per common share (Note 2):
Basic	$0.11	$0.18	$(0.03)

Diluted	$0.10	$0.16	$(0.03)

Weighted average common shares outstanding:
Basic	9,111,193	9,420,371	11,342,468

Diluted	10,243,419	10,828,947	11,342,468

(1) Amounts include stock-based compensation expense, as follows:
Cost of maintenance and services revenue	$—	$24	$94
Sales and marketing expense	—	40	171
Research and development expense	—	30	68
General and administrative expense	—	17	120

Total stock-based compensation expense	$—	$111	$453

The accompanying notes are an integral part of these consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK,
STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)

	Series A
	Redeemable		Series B		Common Stock					Accumulated
	Convertible		Redeemable Convertible			$0.01	Additional	Deferred		Other
	Preferred Stock		Preferred Stock			Par	Paid-In	Stock-Based	Accumulated	Comprehensive	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Compensation	Deficit	Income (Loss)	Income
Balance at September 30, 2002	74,811	$8,272	1,635,799	$5,074	9,021,082	$90	$135	$—	$(6,507)	$—
Net income	—	—	—	—	—	—	—	—	2,478	—	$2,478
Exercise of stock options	—	—	—	—	249,693	2	190	—	—	—	—
Accretion of Series A redeemable convertible preferred stock	—	608	—	—	—	—	—	—	(608)	—	—
Accretion of Series B redeemable convertible preferred stock	—	—	—	401	—	—	—	—	(401)	—	—
Repurchase and retirement of common stock	—	—	—	—	(30,000)	—	(90)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(15)	(15)

Comprehensive income											$2,463

Balance at September 30, 2003	74,811	8,880	1,635,799	5,475	9,240,775	92	235	—	(5,038)	(15)
Net income	—	—	—	—	—	—	—	—	3,464	—	$3,464
Exercise of stock options	—	—	—	—	356,484	4	379	—	—	—	—
Accretion of Series A redeemable convertible preferred stock	—	608	—	—	—	—	—	—	(608)	—	—
Accretion of Series B redeemable convertible preferred stock	—	—	—	401	—	—	—	—	(401)	—	—
Deferred stock-based compensation	—	—	—	—	—	—	672	(672)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	111	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	219	219

Comprehensive income											$3,683

Balance at September 30, 2004	74,811	9,488	1,635,799	5,876	9,597,259	96	1,286	(561)	(2,583)	204
Net income									4,521		$4,521
Exercise of stock options					752,281	7	929
Accretion of Series A redeemable convertible preferred stock		505							(505)
Accretion of Series B redeemable convertible preferred stock				336					(336)
Conversion of redeemable convertible preferred stock into common stock	(74,811)	(9,993)	(1,635,799)	(6,212)	4,082,967	41	16,164
Dividend paid							(11,823)
Issuance of common stock in initial public offering, net of issuance costs of $6,177					4,470,000	45	38,479
Deferred stock-based compensation							246	(246)
Amortization of deferred stock-based compensation								453
Foreign currency translation adjustment										(43)	(43)
Unrealized losses on available-for-sale securities										(1)	(1)

Comprehensive income											$4,477

Balance at September 30, 2005	—	$—	—	$—	18,902,507	$189	$45,281	$(354)	$1,097	$160

The accompanying notes are an integral part of these consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2003	2004	2005
	(In thousands)

Cash flows from operating activities:
Net income	$2,478	$3,464	$4,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	427	509	787
Amortization of intangible assets	162	433	460
In-process research and development charge	218	—	—
Non-cash stock-based compensation charge	—	111	453
Deferred tax benefit	—	(458)	(468)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(1,146)	(6,620)	(3,865)
Prepaid expenses and other current assets	(526)	(1,318)	1,103
Other assets	(189)	73	(79)
Accounts payable	141	1,069	(195)
Accrued expenses	1,130	1,965	2,557
Deferred revenue	5,026	9,467	4,466

Net cash provided by operating activities	7,721	8,695	9,740

Cash flows from investing activities:
Purchases of property and equipment, net of acquisition	(490)	(980)	(1,236)
Cash paid for acquisition of Marketic	(2,243)	—	—
Proceeds from sale and maturity of short-term investments	—	—	3,400
Purchase of short-term investments	—	—	(19,573)
Decrease (increase) in restricted cash	—	(288)	144

Net cash used in investing activities	(2,733)	(1,268)	(17,265)

Cash flows from financing activities:
Repayment of line of credit and notes payable	—	(544)	—
Proceeds from issuance of common stock, net of issuance costs	—	—	38,524
Proceeds from exercise of stock options	192	383	936
Repurchase of common stock	(90)	—	—
Payment of dividend	—	—	(11,823)
Payments under equipment line of credit	(120)	—	—

Net cash provided by (used in) financing activities	(18)	(161)	27,637

Effect of foreign currency on cash and cash equivalents	(25)	(28)	(131)

Net increase in cash and cash equivalents	4,945	7,238	19,981
Cash and cash equivalents at beginning of year	11,590	16,535	23,773

Cash and cash equivalents at end of year	$16,535	$23,773	$43,754

Supplemental disclosure of cash flow information:
Interest paid	$7	$—	$—

Income taxes paid	$90	$1,427	$1,677

Supplemental disclosure of non-cash investing and financing activities:
Issuance of notes payable in connection with Marketic acquisition	$510	$—	$—

Accretion of preferred stock	$1,009	$1,009	$841

Conversion of redeemable convertible preferred stock into common stock	$—	$—	$16,205

The accompanying notes are an integral part of these consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

1.	Organization

Unica Corporation (the Company) is a global provider of enterprise marketing management (EMM) software designed to help businesses increase their revenues and improve the efficiency and measurability of their marketing operations. The Company provides a comprehensive set of integrated software modules offered under the Affinium name, which collectively addresses the principal functions of EMM. The Company’s software products use an open, scalable and flexible product architecture with built-in data access functionality, which facilitates rapid implementation and deployment.

The Company focuses exclusively on the needs of businesses’ marketing organizations. The Company has a worldwide installed base serving a wide range of industries, including financial services, publishing, retail, telecommunications, and travel and hospitality. The Company offers software primarily through a direct sales force, as well as through alliances with marketing service providers (MSPs) and systems integrators. In addition, the Company provides a full range of services to customers, including implementation, training, consulting, maintenance and technical support, and customer success programs.

The Company has its corporate headquarters in Waltham, Massachusetts, and has sales offices across the United States, as well as in the United Kingdom, France, Singapore, Australia, Benelux, Germany, and Korea. In October 2004, the Company opened an office in India focused on research and development efforts.

The Company is subject to risks common to rapidly growing software companies, including the development of the EMM market, long sales cycles and quarterly fluctuations in operating results, changes in technological developments and customer requirements, competing software products, and dependence on key personnel.

2.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the financial statements to conform to the current presentation.

Revenue Recognition

The Company derives revenue from software licenses, maintenance and services. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists and delivery has occurred, the fee is deemed fixed or determinable and collection is deemed probable. In making these judgments, the Company evaluates these criteria as follows:

•	Evidence of an arrangement. The Company considers a non-cancelable agreement signed by the Company and the customer to be persuasive evidence of an arrangement.

•	Delivery. The Company considers delivery to have occurred when a CD or other medium containing the licensed software is provided to a common carrier or, in the case of electronic delivery, the customer is given electronic access to the licensed software. The Company’s typical end-user license agreement does not include customer acceptance provisions.

•	Fixed or determinable fee. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, the Company recognizes revenue when the refund or adjustment right lapses. If the payments are due beyond the Company’s normal terms, the Company recognizes the revenue as amounts become due and payable or as cash is collected.

•	Collection is deemed probable. The Company conducts a credit review for all transactions at the inception of an arrangement to determine the creditworthiness of the customer. Collection is deemed probable if, based upon the Company’s evaluation, the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, revenue is deferred and recognized upon cash collection.

In its agreements with customers, MSPs and systems integrators, the Company provides a limited warranty that its software will perform in a manner consistent with its documentation under normal use and circumstances. In the event of a breach of this limited warranty, the Company must repair or replace the software or, if those remedies are insufficient, provide a refund. The agreements generally do not include any other right of return or any cancellation clause or conditions of acceptance.

The Company generally sells its software products and services together in a multiple-element arrangement under both perpetual and term license arrangements. When the Company enters into multiple-element perpetual arrangements, the Company allocates the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each license arrangement requires the Company to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically includes maintenance and services. Revenue is allocated to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately.

The Company generally estimates the fair value of the maintenance portion of an arrangement based on the maintenance renewal price for that arrangement. In multiple element arrangements where the Company sells maintenance for less than fair value, the Company defers the contractual price of the maintenance plus the difference between such contractual price and the fair value of maintenance over the expected life of the product. The Company makes a corresponding reduction in license revenue. The fair value of the professional services portion of the arrangement is based on the rates that the Company charges for these services when sold independently from a software license. If, in the Company’s judgment, evidence of fair value cannot be established for the undelivered elements in a multiple element arrangement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the elements for which evidence of fair value could not be established are delivered.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

License Revenue

The Company licenses its software products on both a perpetual and term basis, as described below.

Perpetual Licenses.  Licenses to use the Company’s products in perpetuity generally are priced based on (a) either a customer’s database size (including the number of contacts or channels) or a platform fee, and (b) a specified number of users. Because implementation services for the software products are not deemed essential to the functionality of the related software, the Company recognizes perpetual license revenue at the time of product delivery, provided all other revenue criteria have been met.

When the Company licenses its software on a perpetual basis through an MSP or systems integrator, the Company recognizes revenue upon delivery of the licensed software to the MSP or systems integrator only if (a) the customer of the MSP or systems integrator is identified in a written arrangement between the Company and the MSP or systems integrator and (b) all other revenue recognition criteria have been met pursuant to SOP 97-2.

Term Arrangements.  Term arrangements include, for a bundled fee, (a) the right to use the Company’s software for a specified period of time, (b) updates and upgrades to software, and (c) technical support. Term arrangements are generally sold through marketing service providers, or MSPs. Customers are generally invoiced in annual or quarterly installments and are billed in advance of the license period. Revenue, which is allocated between license revenue and maintenance fees revenue based on estimated fair value, is deferred at the time the term arrangement is initiated and is recognized ratably over the life of the arrangement, typically one year.

Maintenance and Services

Maintenance and services revenue is generated from sales of (a) maintenance, including software updates and upgrades and technical support, associated with the sale of software licenses and (b) services, including implementation, training and consulting, and reimbursable travel.

Maintenance.  Maintenance is generally sold on an annual basis. There are two levels of maintenance, standard and premium, both of which generally are sold for a term of one year. With both of these maintenance levels, customers are provided with technical support and software updates and upgrades. With premium maintenance, customers are provided additional services such as emergency service response and periodic onsite utilization reviews. Revenue is deferred at the time the maintenance agreement is initiated and is recognized ratably over the term of the maintenance agreement.

Services.  Implementation services include the installation of the Company’s software, identification and sourcing of legacy data, configuration of rules necessary to generate marketing campaigns and other general services for the software. A range of training services, including classroom, onsite, and web-based education and training are also provided. Generally these services are priced on a time-and-materials basis and recognized as revenue when the services are performed. Services also include billable travel, lodging and other out-of-pocket expenses incurred as part of delivery of services.

Generally implementation services for our software products are not deemed essential to the functionality of the software products, and therefore services revenue is recognized separately from license revenue. If the Company were to determine that services are essential to the functionality of software in an arrangement, both the license and services revenue from the arrangement would be recognized pursuant to SOP 81-1, Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts. In such cases, the Company expects that it would be able to make reasonably dependable estimates relative to the extent of progress toward completion by comparing the total hours incurred to the estimated total hours for the

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

arrangement and accordingly the Company would apply the percentage-of-completion method. If it were unable to make reasonably dependable estimates of progress towards completion, then the Company would use the completed-contract method, under which revenue is recognized only upon completion of the arrangement. If total cost estimates exceed the anticipated revenue, then the estimated loss on the arrangement is recorded at the inception of the arrangement or at the time the loss becomes apparent.

Reimbursable Out-of-Pocket Expenses

In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred, the Company classifies reimbursements received for out-of-pocket expenses incurred as services revenue and classifies the related costs as cost of revenue. The amounts of reimbursed expenses included within revenue and cost of revenue were $423, $705 and $1,066 for the years ended September 30, 2003, 2004 and 2005, respectively.

Cost of Revenue

Cost of license revenue, for both perpetual licenses and term arrangements, consists primarily of (a) salaries, benefits and stock-based compensation related to documentation personnel, (b) facilities and other related overhead, and (c) third-party royalties. Cost of maintenance and services revenue consists primarily of (a) salaries, benefits and stock-based compensation related to professional services and technical support personnel, (b) billable and non-billable travel, lodging and other out-of-pocket expenses, (c) facilities and other related overhead, and (d) cost of services provided by subcontractors for professional services.

Impairment of Long-Lived Assets and Intangible Assets

In accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets, including intangible assets, was impaired.

Capitalized Internal-Use Software

The Company capitalizes certain costs incurred to purchase or create internal-use software in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. To date, such costs have included external direct costs of materials and services consumed in obtaining internal-use software. Once the capitalization criteria of SOP 98-1 have been met, such costs are classified as software and are amortized on a straight-line basis over two to three years once the software has been put into use. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

Research and Development Expense for Software Products

The Company evaluates whether to capitalize or expense software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and consequently the amounts that could be capitalized are not material to the Company’s financial position or results of operations. Therefore, the Company has charged all such costs to research and development in the period in which they are incurred.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation.

The functional currency of the Company’s foreign subsidiaries in the United Kingdom, Singapore and India is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date, except for property and equipment, which are remeasured into U.S. dollars at historical rates. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the United Kingdom, Singapore and India subsidiaries are recorded within other income (expense) in the consolidated income statement. During the years ended September 30, 2003, 2004 and 2005, translation adjustments were not material.

The functional currency of the Company’s foreign subsidiary in France is the Euro. Accordingly, all assets and liabilities of the French subsidiary are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Revenue and expenses of the French subsidiary are translated to U.S. dollars using the average rates in effect during the period. Any differences resulting from the translation of assets, liabilities and operations of the French subsidiary are recorded within stockholders’ equity (deficit) as other comprehensive income.

Any gains or losses resulting from foreign currency transactions, including the translation of intercompany balances, are recorded in other income (expense) in the consolidated income statement. During the years ended September 30, 2003, 2004 and 2005, foreign currency transaction gains and losses were not material.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. The Company invests the majority of its excess cash in money market funds of major financial institutions that, in the opinion of the Company, are highly creditworthy. All of the Company’s cash equivalents are recorded at cost, which approximates fair market value.

Investments

The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, the Company’s investments, primarily marketable debt securities and commercial paper, were classified as available-for-sale and were carried at fair market value at September 30, 2005. The unrealized gains (losses) on available-for-sale securities, are recorded in accumulated other comprehensive loss. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of greater than 90 days to be short-term investments.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

Short-term investments as of September 30, 2005 were as follows:

	Contracted	Amortized	Unrealized	Fair Market
Description	Maturity	Cost	Loss	Value

Commercial paper	within 1 year	$11,073	$(1)	$11,072
Municipal bonds	within 1 year	5,100	—	5,100

Total short-term investments		$16,173	$(1)	$16,172

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentration of credit risk primarily consist of cash and cash equivalents, short-term investments and trade accounts receivable. The Company maintains its cash and cash equivalents and short-term investments with accredited financial institutions. Short-term investments are investment grade, interest-earning securities, and are diversified by type and industry. The Company monitors its receivables and maintains an allowance for doubtful accounts for potential credit losses, and such losses, in the aggregate, have not exceeded the Company’s expectations. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. Due to these factors, the Company believes that future credit losses will not exceed amounts provided.

One customer accounted for 22% of the accounts receivable balance at September 30, 2004, for which the Company subsequently received payment. No customer accounted for more than 10% of the Company’s accounts receivable balance at September 30, 2005.

No customer accounted for more than 10% of the Company’s total revenue in any of the years ended September 30, 2003, 2004 and 2005.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable, approximated their fair values at September 30, 2004 and 2005, due to the short-term nature of these instruments.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Other than reported net income, comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale short-term investments, which are disclosed in the accompanying consolidated statements of redeemable preferred stock, stockholders’ (deficit) equity and comprehensive income.

At September 30, 2004, accumulated other comprehensive income consisted of foreign currency translation adjustments of $204. At September 30, 2005, accumulated other comprehensive income consisted of foreign currency translation adjustments of $161 and unrealized losses on available-for-sale short-term investments of $1.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share (EITF 03-6). EITF 03-6 clarified the use of the “two-class” method of calculating earnings per share as originally prescribed in FAS No. 128. Effective for periods beginning after March 31, 2004, EITF 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing earnings per share. The Company has determined that its redeemable preferred stock represents a participating security, and therefore has adopted the provisions of EITF 03-6 retroactively for all periods presented.

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates net income first to preferred stockholders based on dividend rights under the Company’s charter and then to preferred and common stockholders, pro rata, based on ownership interests. Net losses are not allocated to preferred stockholders. For all periods presented, the application of the two-class method is more dilutive than the if-converted method. Diluted net income (loss) per share gives effect to all potentially dilutive securities, including stock options using the treasury stock method.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended September 30,
	2003	2004	2005

Numerator:
Net income	$2,478	$3,464	$4,521

Allocation of net income:
Basic:
Accretion of preferred stock dividends	$1,009	$1,009	$841
Special one-time dividend and redemption payment	—	—	4,062
Undistributed net income allocated to preferred stockholders	454	742	—

Net income applicable to preferred stockholders	1,463	1,751	4,903
Net income (loss) applicable to common stockholders	1,015	1,713	(382)

Net income	$2,478	$3,464	$4,521

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

	Year Ended September 30,
	2003	2004	2005

Diluted:
Accretion of preferred stock dividends	$1,009	$1,009	$841
Special one-time dividend and redemption payment	—	—	4,062
Undistributed net income allocated to preferred stockholders	419	672	—

Net income applicable to preferred stockholders	1,428	1,681	4,903
Net income (loss) applicable to common stockholders	1,050	1,783	(382)

Net income	$2,478	$3,464	$4,521

Denominator:
Weighted-average shares of common stock outstanding	9,111,193	9,420,371	11,342,468
Weighted-average shares of common stock issuable upon exercise of outstanding stock options	1,132,226	1,408,576	—

Shares used in computing diluted net income (loss) per common share	10,243,419	10,828,947	11,342,468

Calculation of net income (loss) per share:
Basic:
Net income (loss) applicable to common stockholders	$1,015	$1,713	$(382)

Weighted average shares of common stock outstanding	9,111,193	9,420,371	11,342,468
Net income (loss) per common share	$0.11	$0.18	$(0.03)

Diluted:
Net income (loss) applicable to common stockholders	$1,050	$1,783	$(381)

Shares used in computing diluted net income (loss) per common share	10,243,419	10,828,947	11,342,468
Net income (loss) per common share	$0.10	$0.16	$(0.03)

For the year ended September 30, 2005, net loss applicable to common stockholders and net loss per share reflect a special one-time preferred stock dividend of $3,062 and a redemption payment of $1,000 in August 2005 in connection with the Company’s initial public offering. In addition, as a result of the net loss applicable to common stockholders, shares used in computing diluted net loss per common share excludes 1,456,133 weighted-average shares of common stock issuable upon exercise of outstanding stock options, as the effect of including those shares would be anti-dilutive.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

Accounting for Stock-Based Compensation

The Company accounts for its stock-based awards to employees using the intrinsic-value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic-value method, compensation expense is measured on the date of grant as the difference between the fair value of the Company’s common stock and the option exercise price multiplied by the number of options granted. Generally, the Company grants stock options with exercise prices equal to the estimated fair value of its common stock; however, to the extent that the fair value of the common stock exceeds the exercise price of stock options granted to employees on the date of grant, the Company records deferred stock-based compensation and amortizes the expense using an accelerated method, pursuant to FASB Interpretation (FIN) No. 28, over the vesting schedule of the options, generally four years.

During fiscal 2004, the Company recorded $672 of deferred stock-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. During fiscal 2005, the Company recorded an additional $246 of deferred stock-based compensation, net of cancellations. As of September 30, 2005, the Company had an aggregate of $354 of deferred stock-based compensation remaining to be amortized. This deferred stock-based compensation balance is expected to be amortized as follows: $220 during fiscal 2006; $103 during fiscal 2007; and $31 during fiscal 2008.

The Company accounts for its stock-based awards to non-employees using a fair-value method of accounting under which compensation expense is generally recognized over the vesting period, based on the fair value of the award. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123, for all stock-based awards.

For purposes of the SFAS No. 123 pro forma disclosure below, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used and the resulting estimated fair value for grants during the applicable period are as follows:

	Year Ended September 30,
	2003	2004	2005

Dividend yield	—	—	—
Volatility	—	—	0% to 66%
Risk-free interest rate	3.5%	3.7% to 4.1%	3.7% to 4.2%
Weighted-average expected option term	7 years	7 years	6.1 years
Weighted-average fair value per share of options granted	$0.60	$2.25	$5.90

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

If compensation expense for the Company’s stock option grants to employees had been determined based on the fair value at the grant dates, as prescribed by SFAS No. 123, the Company’s net income and net income (loss) per share would have been as follows:

	Year Ended September 30,
	2003	2004	2005

Numerator:
Net income, as reported	$2,478	$3,464	$4,521
Add: actual stock-based compensation expense	—	111	453
Less: pro forma stock-based compensation expense under SFAS No. 123	(229)	(350)	(1,033)

Pro forma net income	$2,249	$3,225	$3,941

Allocation of net income:
Basic:
Pro forma net income applicable to preferred stockholders	$1,393	$1,679	$4,902
Pro forma net income (loss) applicable to common stockholders	856	1,546	(961)

Pro forma net income	$2,249	$3,225	$3,941

Diluted:
Pro forma net income applicable to preferred stockholders	$1,368	$1,624	$4,902
Pro forma net income (loss) applicable to common stockholders	881	1,601	(961)

Pro forma net income	$2,249	$3,225	$3,941

Net income (loss) per common share:
Basic:
As reported	$0.11	$0.18	$(0.03)

Pro forma	$0.09	$0.16	$(0.08)

Diluted:
As reported	$0.10	$0.16	$(0.03)

Pro forma	$0.09	$0.15	$(0.08)

Weighted-average fair value:
Options granted below fair value	$—	$5.57	$4.70

Options granted above fair value	$0.42	$—	$—

Options equal to fair value	$0.65	$1.59	$6.18

Weighted-average exercise price:
Options granted at or below fair value	$3.00	$3.60	$9.30

Options granted above fair value	$3.30	$—	$—

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized.

Advertising Expense

Advertising expense primarily includes promotional expenditures and is expensed as incurred, as such efforts have not met the direct-response criteria required for capitalization. Advertising expense for the years ended September 30, 2003, 2004 and 2005 was $38, $56 and $144, respectively.

Recently Issued Accounting Pronouncements

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease (collectively referred to as subsequently acquired leasehold improvements). EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoption of this guidance did not have a material effect on the Company’s operating results or financial position.

In May 2005, the FASB, issued SFAS No. 154, Accounting Changes and Error Corrections which replaces Accounting Principles Board Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007.

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) will require the Company to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. In January 2005, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) is effective for the Company’s first quarter of fiscal 2006. The Company continues to evaluate the effect that the adoption of SFAS No. 123(R) will have on its financial position and results of operations. The Company expects that its adoption of SFAS No. 123(R) will adversely affect its operating results to some extent in future periods. However, uncertainties, including the Company’s future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

exercise behavior, make it difficult to determine whether the stock-based compensation expense that the Company will incur in future periods will be similar to the SFAS No. 123 pro forma expense disclosed in these notes to consolidated financial statements.

In March 2004, the EITF reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-01). EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The FASB issued FASB Staff Position 03-01-1 in September 2004, which delayed the effective date of the recognition and measurement provisions of EITF 03-01. The Company does not expect the adoption of EITF 03-01 to have a material impact on its operating results or financial position.

3.	Acquisition

On May 1, 2003, the Company acquired certain assets and assumed certain liabilities of Marketic SA, a software company located in France. The Marketic business was acquired, and has been operated, by the Company’s wholly owned subsidiary, Unica France. The final purchase price was $3,651, which consisted of cash consideration of $2,243 and assumed liabilities of $1,408. This acquisition was accounted for as a purchase transaction in accordance with SFAS 141, Business Combinations. The results of operations of the Company include the results of Marketic beginning on the date of the acquisition.

Following is a summary of the final purchase price allocation of the acquired business, including the amounts allocated to goodwill, other intangible assets, and in-process research and development:

Purchase
Price
Allocation

Property and equipment	$85
Customer contracts and related customer relationships	665
Developed technology	501
In-process research and development	218
Goodwill	2,182

Total assets	3,651

Notes payable	510
Deferred revenue	235
Other liabilities	663

Total liabilities	1,408

Total cash consideration	$2,243

Notes payable consisted of 250 Euros, which were due on December 31, 2003, and 190 Euros, which were due on May 1, 2004. All outstanding amounts on notes payable have been paid.

The portion of the purchase price that was allocated to in-process research and development was charged directly to expense on the date of the acquisition. The goodwill is not subject to amortization, but will be evaluated for impairment in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. All other intangible assets will be amortized on a straight-line basis over their estimated useful lives of

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

three years. At September 30, 2004 and 2005, there was accumulated amortization of $610 and $1,006, respectively, related to these intangible assets. See Note 4.

Included in the final purchase price allocation in other liabilities are restructuring costs of $374 related to the acquired business that were recorded as part of the purchase price in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

The following is a summary of the activity in the restructuring accrual:

Restructuring
Accrual

Balance at September 30, 2002	$—
Initial set-up of liability	962
Charges	(142)

Balance at September 30, 2003	820
Charges	(137)
Revisions	(588)

Balance at September 30, 2004	95
Charges	(26)

Balance at September 30, 2005	$69

The Company expects that the remaining amount of $69 will be paid in fiscal 2006.

The initial restructuring costs recorded by the Company include estimated severance, legal and other costs in the amount of $962. During 2004, the Company reversed $588 against goodwill as certain estimated accruals were determined to be no longer required.

The unaudited pro forma combined condensed results of operations for the year ended September 30, 2003 give effect to the acquisition of Marketic as if the acquisition had occurred on October 1, 2002. Marketic’s fiscal year end prior to the acquisition was December 31. The following table presents the unaudited pro forma combined results of operations for the year ended September 30, 2003, including the consolidated results of operations of the Company for the year ended September 30, 2003 and the unaudited results of operations of Marketic for the seven months ended April 30, 2003. Due to the limited availability of interim financial information for Marketic, the Company has made certain estimates and assumptions in preparing the financial information for Marketic included in the pro forma operating results. The unaudited pro forma results are not necessarily indicative of future results or the results that would have occurred had the acquisition been consummated on October 1, 2002.

Year Ended
September 30,
2003
(unaudited)

Pro forma revenue	$33,975
Pro forma net income	2,144
Pro forma net income per common share:
Basic	$0.09

Diluted	$0.08

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

Pro forma adjustments include amortization of acquired intangible assets of $206 for the year ended September 30, 2003, and a reduction in interest income of $21 for the year ended September 30, 2003, related to the reduction in cash used to finance the acquisition. The pro forma operating results for 2003 do not include the charge of $218 related to the in-process research and development expensed on the date of acquisition.

4.	Goodwill and Intangible Assets

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company concluded that all of the goodwill is applicable to the Unica France reporting unit for purposes of performing an impairment test. The fair value of the reporting unit was determined using the discounted cash flow method and on September 30, 2004 and 2005 the fair value exceeded the net assets of the reporting unit, including goodwill. Accordingly, the Company concluded that no impairment existed as of that date. Unless changes in events or circumstances indicate that an impairment test is required, the Company will continue to test goodwill for impairment on an annual basis.

Goodwill was $2,416 and $2,337 at September 30, 2004 and 2005, respectively. The change in the value of goodwill reflects the impact of foreign currency translation.

Other intangible assets subject to amortization consist of the following:

	As of September 30,
	2004	2005

Customer contracts and related customer relationships	$736	$712
Developed technology	555	537
Other	40	40

	1,331	1,289
Accumulated amortization	(620)	(1,036)

Total intangible assets	$711	$253

The decrease in the gross amounts of customer contracts and developed technology as of September 30, 2005 as compared to September 30, 2004, reflects the impact of foreign currency translation. Customer contracts and developed technology are being amortized on a straight-line basis over 36 months. Amortization expense for intangible assets was $162, $433 and $460 for the years ended September 30, 2003, 2004 and 2005, respectively. Amortization expense for the year ended September 30, 2006 is expected to be $253.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

5.	Property and Equipment

Property and equipment consists of the following:

	Estimated	As of September 30,
	Useful Life	2004	2005

Software	2-3 years	$570	$762
Office equipment	3 years	1,666	2,327
Furniture and fixtures	5 years	355	404
Leasehold improvements	Term of lease	213	532

		2,804	4,025
Less: accumulated depreciation and amortization		(1,615)	(2,395)

		$1,189	$1,630

Property and equipment are stated at cost. Leasehold improvements are depreciated over the shorter of the lease term or their estimated useful lives. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. Depreciation expense for the years ended September 30, 2003, 2004 and 2005 was $427, $509 and $787, respectively. Repairs and maintenance charges less than $1,000 are expensed as incurred.

6.	Restricted Cash

At September 30, 2004 and 2005, the Company had $288 and $144, respectively, of restricted cash held in certificates of deposit as collateral for a letter of credit related to the security deposit on the Company’s leased facility in Waltham, Massachusetts. The restriction on the cash was reduced to $144 in June 2005 per the terms of the lease arrangement and expires upon expiration of the lease in 2009.

7.	Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various operating leases that expire through fiscal 2010. Total rent expense under these operating leases was $1,057, $1,244 and $1,764 for the years ended September 30, 2003, 2004 and 2005, respectively. Future minimum payments under operating leases as of September 30, 2005 are as follows:

Operating Leases

Year ending September 30, 2006	$1,889
2007	1,888
2008	2,058
2009	1,426
2010	82
Thereafter	—

Total minimum lease payments	$7,343

Obligations related to operating leases denominated in foreign currencies were translated at exchange rates in effect at September 30, 2005. The Company does not believe that changes in exchange rates over the term of the lease would have a material impact on the lease obligation.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. At September 30, 2004 and 2005, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Warranties and Indemnifications

The Company’s software is typically warranted to perform in a manner consistent with the Company’s documentation under normal use and circumstances. The Company’s license agreements generally include a provision by which the Company agrees to defend its customers against third-party claims of intellectual property infringement under specified conditions and to indemnify them against any damages and costs awarded in connection with such claims. To date, the Company has not incurred any material costs as a result of such warranties and indemnities and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

8.	Accrued Expenses

Accrued expenses consist of the following:

	As of September 30,
	2004	2005

Accrued payroll and related	$4,519	$5,165
Accrued professional fees	275	695
Accrued restructuring	95	69
Accrued other	1,881	3,312

	$6,770	$9,241

9.	Income Taxes

The Company is on the accrual basis for tax purposes. At September 30, 2005, the Company had $163 of foreign tax credits, which may be available to offset future regular income tax liabilities and expire through 2010. The Company also had available state research and development credit carryforwards of $22, net of federal benefit, that expire through 2010, and foreign net operating loss carryforwards of $329 that do not expire.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

The principal components of the Company’s deferred tax assets and liabilities are as follows:

	As of September 30,
	2004	2005

Non-deductible reserves, accruals and other	$442	$937
Foreign net operating loss carryforwards	500	329
Foreign tax credit carryforwards	—	163
Research and development credit carryforwards	43	22
Amortization of intangible assets	273	427
Depreciation	7	(173)

Total	1,265	1,705
Valuation allowance	(807)	(779)

Net deferred tax asset	$458	$926

At September 30, 2004 and 2005, the Company had recorded a valuation allowance of $807 and $779, respectively, related to the deferred tax assets associated with foreign net operating loss carryforwards and foreign temporary differences due to the uncertainty of realizing the benefit of these assets. Approximately $290 of the valuation allowance relates to deferred tax assets recorded in connection with the acquisition of Marketic. In the year ended September 30, 2005 the Company recorded a tax benefit from foreign net operating loss carryforwards, and as a result, reversed a portion of the related valuation allowance. To the extent these deferred tax assets are realized and the related valuation allowance is reversed, the resulting benefit will be recorded as a reduction of goodwill.

The following is a summary of the Company’s income before provision for income taxes by geography:

	Year Ended September 30,
	2003	2004	2005

Domestic	$3,582	$4,141	$5,972
Foreign	(934)	92	878

	$2,648	$4,233	$6,850

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

The following is a summary of the Company’s provision for income taxes:

	Year Ended September 30,
	2003	2004	2005

Current:
Federal	$90	$945	$2,162
State	53	150	424
Foreign	27	132	211

Total current provision	170	1,227	2,797

Deferred:
Federal	—	(350)	(395)
State	—	(108)	(73)

Foreign	—	—	—
Total deferred benefit	—	(458)	(468)

	$170	$769	$2,329

The following is a reconciliation of the Company’s statutory tax rate and effective tax rate:

	Year Ended September 30,
	2003	2004	2005

Statutory tax rate	34.0%	34.0%	34.0%
Foreign taxes, net	(0.5)	(0.5)	(0.9)
State taxes, net	8.5	3.5	3.4
Permanent differences	1.7	2.5	1.9
Research and development credit	(6.0)	(4.2)	(4.0)
Change in valuation allowance	(31.3)	(17.2)	(0.4)
Other	—	0.1	—

Effective tax rate	6.4%	18.2%	34.0%

10.	Redeemable Preferred Stock

The Company had authorized for issuance 3,421,220 shares of Redeemable Preferred Stock as of September 30, 2004, of which 74,811 shares had been designated as Series A convertible participating preferred stock (Series A Preferred Stock), 74,811 shares had been designated as Series A redeemable preferred stock (Series A-1 Preferred Stock), 1,635,799 shares had been designated as Series B convertible participating preferred stock (Series B Preferred Stock) and 1,635,799 shares had been designated as Series B redeemable preferred stock (Series B-1 Preferred Stock). None of the shares of Series A-1 or Series B-1 Preferred Stock were issued or outstanding.

In connection with the Company’s initial public offering described in Note 11, all outstanding shares of Series A Preferred Stock and Series B Preferred Stock were converted to 4,082,967 shares of common stock, and the Redeemable Preferred Stock was cancelled.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

As of September 30, 2004 and 2005, Redeemable Preferred Stock was comprised of the following:

	Carrying Value
	As of September 30,
	2004	2005

Redeemable preferred stock, $0.01 par value per share:
Series A convertible participating preferred stock:
74,811 shares authorized, issued and outstanding	$9,488	$—
Series A redeemable preferred stock:
74,811 shares authorized, no shares issued or outstanding	—	—
Series B convertible participating preferred stock:
1,635,799 shares authorized, issued and outstanding	5,876	—
Series B redeemable preferred stock:
1,635,799 shares authorized, no shares issued or outstanding	—	—

	$15,364	$—

The principal rights, preferences and privileges of Series A and B Preferred Stock were as follows:

Dividends

Prior to conversion into common stock, holders of the Series A and Series B Preferred Stock were entitled to receive, in preference to the holders of any and all other classes of capital stock of the Company, cumulative dividends on the Series A and Series B Preferred Stock at the rate per annum of $8.1205 per share and $0.2454 per share, respectively, when and if declared by the Board of Directors, out of funds legally available. Furthermore, holders of Series A and Series B Preferred Stock were also entitled to any dividends declared on common stock on an as-converted basis.

As of August 3, 2005, the Company had accrued $3,243 in cumulative dividends on the Series A Preferred Stock and $1,751 in cumulative dividends on the Series B Preferred Stock. As a result of the conversion on August 3, 2005 concurrent with the closing of the Company’s initial public offering, the cumulative dividends were converted into additional paid in capital upon issuance of common stock to preferred stockholders.

The Board of Directors approved amendments to the Company’s charter in order to modify the redemption provisions of its Series B-1 Preferred Stock. The charter amendments were approved by the stockholders in March and June, 2005. Under the terms of the Company’s amended charter, shares of Series B-1 Preferred Stock became issuable to holders of the Company’s outstanding Series B Preferred Stock upon the closing of the Company’s initial public offering. Those shares of Series B-1 Preferred Stock were redeemable for cash immediately after the closing. Under the amended charter, the redemption price for such shares of Series B-1 Preferred Stock was fixed at the aggregate amount of $1,000. The redemption payment was accounted for as an induced conversion, similar to a dividend, in the period in which the Series B Preferred Stock was converted into common stock and the redemption amount became payable.

Liquidation

Upon any liquidation, dissolution or winding-up of the Company, a merger or consolidation of the Company with or into another company, or the occurrence of an extraordinary transaction, as defined (provided certain conditions stipulated by the stockholder agreement are not met), prior to conversion into

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

common stock, holders of Series A and Series B Preferred Stock were entitled to receive, before any distribution was made to the holders of common stock or any other stock ranking junior in liquidation to the Series A and Series B Preferred Stock, an amount (the Liquidation Preference) of up to: (i) $90.23 per share of Series A Preferred Stock and $2.73 per share of Series B Preferred Stock, respectively (adjusted appropriately for stock splits, stock dividends, recapitalizations and similar events), plus (ii) any accumulated but unpaid dividends, including, without limitation, the Series A and Series B cumulative dividends, the actual amount to have been determined based on the sale or liquidation value of the Company. Following payment of the Liquidation Preference, if any, holders of Series A and Series B Preferred Stock would have also participated with the holders of common stock on an as-converted basis in any remaining assets available for distribution.

Redemption

Prior to conversion into common stock, the Series A and B Preferred Stock was classified outside of stockholders’ equity due to a redemption provision that existed prior to the conversion into common stock. The provision stated that on or after March 20, 2008, at the election of the holders of a majority of the then-outstanding shares of Series A and Series B Preferred Stock, the Company would redeem all shares of Series A and Series B Preferred Stock then-outstanding at a per share redemption price equal to the greater of (i) the then-applicable Series A and Series B Preferred Stock Liquidation Preference, or (ii) the amount that would be received if each share of Series A and Series B Preferred Stock were converted into common stock and such common stock were redeemed at its going-concern value, as defined.

Conversion

Each share of Series A and Series B Preferred Stock was convertible at the option of the holder into forty shares and two-thirds of one share, respectively, of common stock, subject to certain adjustments to prevent dilution, upon the consummation of a qualified initial public offering of common stock, as described in Note 11.

Voting

Prior to conversion into common stock, holders of Series A and Series B Preferred Stock were eligible to vote with the holders of common stock, voting together as a single class, upon all matters submitted to a vote of stockholders. The Series A and Series B preferred stockholders were entitled to the number of votes equal to the number of shares of common stock into which the Series A and Series B Preferred Stock was then convertible.

11.	Stockholders’ Equity (Deficit)

Reverse Stock Split

On March 11, 2005, the Board of Directors approved and on March 17, 2005 the Company’s stockholders ratified a 2-for-3 reverse stock split of the outstanding shares of common stock and adjusted the conversion ratio of the then outstanding redeemable convertible preferred stock to reflect the 2-for-3 reverse stock split of the common stock. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the 2-for-3 reverse stock split.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

Initial Public Offering

On August 3, 2005, the Company completed an initial public offering of 4,800,000 shares of common stock at $10.00 per share, of which 3,750,000 shares were sold by the Company and the remaining 1,050,000 shares were sold by selling stockholders. In connection with the offering, all of the outstanding shares of Redeemable Preferred Stock converted into 4,082,967 shares of common stock. On August 12, 2005, the Company sold an additional 720,000 shares of common stock at $10.00 per share as a result of the exercise of the over-allotment option by the underwriters of the offering. The sale of the 4,470,000 shares of common stock by the Company in connection with the initial public offering resulted in net proceeds to the Company of $38,524 after deducting underwriters’ discounts and offering-related expenses of $6,177.

Dividends

The Board of Directors also declared a one-time cash dividend concurrent with the closing of the Company’s initial public offering, of $0.75 per share of common stock, $30.00 per share of Series A Preferred Stock (on a pre-conversion basis) and $0.50 per share of Series B Preferred Stock (on a pre-conversion basis). The record date for the dividend was August 3, 2005, one business day after the date on which the Company entered into an underwriting agreement with the several underwriters of the Company’s initial public offering. The cash dividend was paid after the closing of the offering. The aggregate amount of the dividends and redemption payments paid to the holders of preferred stock and common stock was $11,823, which is calculated as follows:

		Pre-
		Conversion
	Shares	Dividend Rate	Dividend

Common stock outstanding	10,348,333	$0.75	$7,761
Series A Preferred Stock	74,811	30.00	2,244
Series B Preferred Stock	1,635,799	0.50	818
Series B Preferred Stock redemption payment			1,000

Total dividends paid			$11,823

The amount of the one-time cash dividend payable to holders of Series A and B Preferred Stock of $3,062 and the $1,000 redemption payment to holders of Series B Preferred Stock reduced income applicable to common stockholders and the related income per share amounts in the fiscal quarter and year-ended September 30, 2005, the period in which the dividend and redemption amounts were paid.

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s common stockholders. Common stockholders are entitled to receive dividends, if any, as declared by the Board of Directors. At September 30, 2005, the Company had reserved 2,602,385 shares of common stock for the future exercise of stock options authorized under its stock incentive and employee stock purchase plans.

In March, 2005, the Board of Directors and stockholders approved an amendment to the Company’s charter to increase the authorized number of shares of common stock from 28,000,000 to 90,000,000, upon the closing of the Company’s initial public offering.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

Undesignated Preferred Stock

In March, 2005, the Board of Directors and stockholders approved an amendment to the Company’s charter to authorize 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, and to eliminate all reference to the designated Redeemable Preferred Stock, upon the closing of the Company’s initial public offering.

Stock Option Plans

In May 1997, the Company’s stockholders approved the amended and restated 1993 Stock Option Plan (the 1993 Plan), which provides for the grant of incentive and non-qualified stock options for the purchase of up to 4,151,440 shares of the Company’s common stock by officers, employees, directors and consultants of the Company. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s stock). The 1993 Plan provides that the options shall be exercisable over a period not to exceed ten years. The Board of Directors is responsible for administration of the 1993 Plan and determines the term of each option, the option exercise price, the number of shares for which each option is exercisable and the vesting period. Options generally vest over a period of four to five years. In connection with the adoption of the 2003 Stock Option Plan (the 2003 Plan), a total of 138,460 shares then available under the 1993 Plan became available for grant under the 2003 Plan and no further option grants were permitted under the 1993 Plan.

In March 2005, the Company’s Board of Directors and stockholders approved the amended and restated 2003 Stock Option Plan (the 2003 Plan), which provides for the grant of incentive and non-qualified stock options for the purchase of up to 1,311,794 shares of the Company’s common stock by officers, employees, directors, and consultants of the Company. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s stock). The 2003 Plan provides that the options shall be exercisable over a period not to exceed ten years. The Board of Directors is responsible for the administration of the 2003 Plan and determines the term of each option, the option exercise price, the number of shares for which each option is exercisable and the vesting period. Options generally vest over a period of four or five years. In connection with the adoption of the 2005 Stock Incentive Plan (the 2005 Plan), a total of 367,098 shares then available under the 2003 Plan became available for grant under the 2005 Plan and no further option grants were permitted under the 2003 Plan.

In March 2005, the Board of Directors and stockholders also approved the 2005 Stock Incentive Plan and the 2005 Employee Stock Purchase Plan. The 2005 Employee Stock Purchase Plan is available to all eligible employees, who will be able to individually purchase shares semi-annually at a price equal to 95% of the fair market value on the semi-annual purchase dates. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock for this plan. The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2005 Stock Incentive Plan, plus 367,098 shares available for grant under the 2003 Plan immediately prior to the closing of the Company’s initial public offering and the number of shares subject to awards granted under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased by the Company at the original issuance price pursuant to a contractual repurchase right.

On October 1, 2005, an additional 1,055,939 shares were reserved under the 2005 Plan, in accordance with the annual Evergreen provision. The annual Evergreen provision requires that the lesser of 5% of outstanding shares or 5,000,000 shares are automatically reserved on October 1st of each year.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

Activity under the Company’s stock option plans is summarized as follows:

		Weighted-
		Average
		Range of	Exercise
	Options	Exercise Prices	Price

Outstanding at September 30, 2002	2,103,436	$0.002 — 3.000	$1.200
Granted	623,667	3.000 — 3.300	3.065
Exercised	(249,693)	0.221 — 2.025	0.770
Canceled	(67,456)	0.662 — 3.000	1.701

Outstanding at September 30, 2003	2,409,954	0.002 — 3.300	1.716
Granted	474,678	3.000 — 4.575	3.599
Exercised	(356,484)	0.002 — 3.360	1.076
Canceled	(62,104)	0.662 — 3.585	2.528

Outstanding at September 30, 2004	2,466,044	0.662 — 4.575	2.150
Granted	587,670	7.500 — 12.730	9.298
Exercised	(752,281)	0.662 — 4.575	1.244
Canceled	(85,167)	2.025 — 9.000	3.203

Outstanding at September 30, 2005	2,216,266	$0.662 — 12.730	$4.312

Exercisable at September 30, 2005	1,175,917	$0.662 — 10.000	$2.376

Exercisable at September 30, 2004	1,435,767	$0.662 — 3.360	$1.557

Exercisable at September 30, 2003	1,156,379	$0.002 — 3.300	$1.143

The following table summarizes information about options outstanding and exercisable at September 30, 2005:

		Weighted-
		Average
		Remaining
Range of	Options	Contractual	Options
Exercise Prices	Outstanding	Life (Years)	Exercisable

$0.662 — 1.380	306,890	4.3	306,890
1.380 — 3.360	1,176,881	6.9	797,666
3.360 — 7.500	257,849	8.9	62,581
7.500 — 12.730	474,646	9.7	8,780

0.662 — 12.730	2,216,266		1,175,917

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

The following table summarizes information about option grants during the period from January 1, 2004 to September 30, 2005:

			Fair Value of
	Number of	Exercise	Common	Intrinsic	Deferred
Option Grant Date	Option Shares	Price	Stock	Value	Compensation

January 22, 2004	277,111	$3.36	$3.36	$—	$—
April 26, 2004	101,833	3.59	6.75	3.16	322
July 23, 2004	79,067	4.58	9.00	4.42	350
October 28, 2004	112,491	7.50	10.50	3.00	338
January 27, 2005	137,639	9.00	9.00	—	—
August 2, 2005	335,140	10.00	10.00	—	—
August 16, 2005	2,400	12.73	12.73	—	—

Total	1,045,681				$1,010

The fair value of common stock as of January 22, 2004 was determined on a contemporaneous basis. The Company determined the fair value of its common stock as of April 26, 2004, July 23, 2004 and October 28, 2004 on a retrospective basis. The Company determined the fair value of its common stock as of January 27, 2005 on a contemporaneous basis.

In determining the fair value of its common stock as of January 22, 2004, April 26, 2004, July 23, 2004, October 28, 2004 and January 27, 2005, the Company used methodologies and approaches that it believes are consistent with the recommendations in the AICPA’s Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued As Compensation.” The Company used the quoted market price to determine the fair value of stock options granted since the date of the initial public offering on August 3, 2005.

12.	Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.

Geographic Data

Total assets located outside of the U.S. were 15% and 8% of total assets as of September 30, 2004 and 2005, respectively. Long-term assets located outside of the U.S. were 73% and 74% of total long-term assets at September 30, 2004 and 2005, respectively, or $3,219 and $3,227, the majority of which represent acquisition-related intangible assets located in France. Revenue for the years ended September 30, 2003, 2004 and 2005 from customers located outside the U.S. was 24%, 30% and 24%, respectively, of total revenue.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

In the following table, revenue is determined based on the locations of customers. Americas includes North, Central and South America; International is made up of Europe, the Middle East, Africa, Asia and Australia.

	Year Ended September 30,
	2003	2004	2005

Revenues:
U.S.	$23,725	$34,265	$48,026
Canada and Latin America	1,980	1,704	2,681

Americas	25,705	35,969	50,707
U.K.	3,223	4,537	2,423
Other International	2,380	8,209	10,418

International	5,603	12,746	12,841

	$31,308	$48,715	$63,548

13.	Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
Year Ended September 30, 2004	Quarter	Quarter	Quarter	Quarter

Total revenue	$9,899	$11,553	$13,437	$13,826
Gross profit	8,121	9,336	11,122	11,374
Net income	788	736	883	1,057
Net income per common share:
Basic	$0.04	$0.04	$0.05	$0.06

Diluted	$0.04	$0.03	$0.04	$0.05

	First	Second	Third	Fourth
Year Ended September 30, 2005	Quarter	Quarter	Quarter	Quarter

Total revenue	$14,633	$15,312	$16,366	$17,237
Gross profit	12,108	12,435	13,246	14,123
Net income	1,003	731	1,071	1,716
Net income (loss) per common share:
Basic	$0.05	$0.03	$0.06	$(0.15)

Diluted	$0.05	$0.03	$0.05	$(0.15)

For the quarter ended September 30, 2005, net loss per share reflects a special one-time preferred stock dividend of $3,062 and a redemption payment of $1,000 in August 2005 in connection with the Company’s initial public offering.

14.	Employee Benefit Plan

On July 1, 2000, the Company adopted the Unica Corporation 401(k) Savings Plan (the 401(k) Plan). Under the 401(k) Plan, employees may elect to reduce their current compensation by an amount no greater than the statutorily prescribed annual limit and may have that amount contributed to the 401(k) Plan. The Company may make matching or additional contributions to the 401(k) Plan in amounts to be determined by

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2003, 2004 and 2005
(Dollars in thousands, except share and per share data)

management. For the years ended September 30, 2003 and 2004, the Company did not make any contributions to the 401(k) Plan. The Company contributed $149 to the 401(k) Plan during fiscal 2005.

15.	Allowance for Doubtful Accounts

The Company offsets gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts on a monthly basis and all past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expenses.

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended September 30, 2003, 2004 and 2005:

	Balance at			Balance at
	Beginning of			End of
	Period	Provision	Write-offs	Period

Year ended September 30, 2003	$340	85	(2)	$423
Year ended September 30, 2004	423	80	(15)	488
Year ended September 30, 2005	488	81	—	569

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

The following information should have been provided in a Current Report on Form 8-K during the fourth quarter of our fiscal year ended September 30, 2005.

Entry into a Material Definitive Agreement

On September 2, 2005, we entered into a letter agreement with Chanchal Samanta pursuant to which, effective as of September 20, 2005, Mr. Samanta resigned as our Vice President of Development and assumed the role of our Senior Consultant. In accordance with the terms of the letter agreement, Mr. Samanta will continue as our Senior Consultant until December 31, 2005 and will continue to be employed by us until February 28, 2005.

Pursuant to the letter agreement, Mr. Samanta will continue to receive his current base salary through December 31, 2005 and will be eligible to receive a bonus for the quarter ended September 30, 2005 under our executive bonus plan. Mr. Samanta will continue to receive employment benefits through February 28, 2005. In addition, common stock options held by Mr. Samanta will continue to vest through February 28, 2005 in accordance with their terms.

In the letter agreement, Mr. Samanta reaffirmed the provisions of the non-competition, nonsolicitation and developments agreement he previously entered into with us and agreed to release us from any claims he may have against us.

The foregoing description is not complete and is qualified in its entirety by reference to the letter agreement between Mr. Samanta and us, which is filed as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference.

Items 10, 11, 12, 13 and 14 of Part III have been omitted from this report. We expect to file with the SEC, not later than 120 days after our fiscal year end, a definitive proxy statement in connection with our

2006 annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of this report, which will appear in the definitive proxy statement, is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following are filed as part of this Annual Report on Form 10-K:

1.  Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets as of September 30, 2004 and 2005

•	Consolidated Income Statements for the years ended September 30, 2003, 2004 and 2005

•	Consolidated Statements of Redeemable Preferred Stock, Stockholders’ (Deficit) Equity and Comprehensive Income for the years ended September 30, 2003, 2004 and 2005

•	Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2004 and 2005

(b) Exhibits

				Incorporated by reference to
Exhibit			Filed		SEC	Original
Number		Description	Herewith	Form	Filing Date	Exhibit No.

3.1		Amended and Restated Certificate of Incorporation		S-1/A Amendment #3 File #333-120615	3/18/05	3.2
3.2		Amended and Restated By-laws		S-1/A Amendment #3 File #333-120615	3/18/05	3.4
4.1		Specimen Certificate for shares of common stock		S-1/A Amendment #3 File #333-120615	3/18/05	4.1
4.2		Registration Rights Agreement, dated as of November 24, 1999, by and among the Registrant and the parties named therein, as amended		S-1 File #333-120615	11/19/04	4.2
10	.1*	Amended and Restated 1993 Stock Option Plan		S-1 File #333-120615	11/19/04	10.1
10	.2*	2003 Stock Option Plan, as amended		S-1/A Amendment #4 File #333-120615	4/20/05	10.2
10	.3*	2005 Stock Incentive Plan		S-1/A Amendment #3 File #333-120615	3/18/05	10.3
10	.4*	2005 Employee Stock Purchase Plan, as amended	X
10	.5*	Standard form of Stock Option Agreement entered into with executive officers pursuant to the 1993 Stock Option Plan		S-1 File #333-120615	11/19/04	10.5
10	.6*	Standard form of Adviser’s Stock Option Agreement entered into with directors pursuant to the 1993 Stock Option Plan		S-1 File #333-120615	11/19/04	10.6

				Incorporated by reference to
Exhibit			Filed		SEC	Original
Number		Description	Herewith	Form	Filing Date	Exhibit No.

10	.7*	Standard form of Stock Option Agreement entered into with executive officers pursuant to the 2003 Stock Option Plan		S-1 File #333-120615	11/19/04	10.7
10	.8*	Standard form of Adviser’s Stock Option Agreement entered into with directors pursuant to the 2003 Stock Option Plan		S-1 File #333-120615	11/19/04	10.8
10	.9*	Standard form of Incentive Stock Option Agreement entered into with executive officers pursuant to the 2005 Stock Option Plan		S-1/A Amendment #3 File #333-120615	3/18/05	10.9
10	.10*	Standard form of Non-qualified Stock Option Agreement entered into with directors pursuant to the 2005 Stock Option Plan		S-1/A Amendment #3 File #333-120615	3/18/05	10.10
10.11		Lease, dated as of December 20, 2002, By and between the Registrant and Mortimer B. Zuckerman and Edward H. Linde, Trustees of Tracer Lane Trust II, as amended		S-1 File #333-120615	11/19/04	10.11
10.12		Amended and Restated Pledge and Security Agreement, dated as of June 14, 2004, by and between the Registrant and Silicon Valley Bank		S-1 File #333-120615	11/19/04	10.12
10.13		Form of Indemnification Agreement entered into by and between the Registrant and each of its executive officers and directors		S-1/A File #333-120615	1/11/05	10.13
10	.14*	Fiscal 2005 Executive Staff Bonus Plan		S-1/A Amendment #4 File #333-120615	4/20/05	10.14
10	.15*	Fiscal 2005 Executive Field Bonus Plan		S-1/A Amendment #4 File #333-120615	4/20/05	10.15
10	.16*	Summary of Compensatory Arrangements with Executive Officers		S-1/A Amendment #4 File #333-120615	4/20/05	10.16
10	.17*	Summary of Compensatory Arrangements with Non-Employee Directors		S-1/A Amendment #4 File #333-120615	4/20/05	10.17
10.18		Agreement dated September 2, 2005 between Unica Corp. and Chanchal Samanta	X
10	.19*	Restricted Stock Agreement Granted Under 2005 Stock Option Plan	X
14.1		Code of Business Conduct and Ethics		S-1 File #333-120615	11/19/04	14.1
21.1		List of Subsidiaries		S-1 File #333-120615	11/19/04	21.1
23.1		Consent of Ernst & Young LLP	X

Incorporated by reference to
Exhibit		Filed		SEC	Original
Number	Description	Herewith	Form	Filing Date	Exhibit No.

24.1	Power of Attorney	X	Incorporated by reference in signature page
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.3	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICA CORPORATION

By:	/s/ Yuchun Lee
Yuchun Lee
Chief Executive Officer,
President and Chairman

By:	/s/ Richard M. Darer
Richard M. Darer
Vice President and
Chief Financial Officer

Date: December 13, 2005

We, the undersigned officers and directors of Unica Corporation, hereby severally constitute and appoint Yuchun Lee, Richard M. Darer and Samuel J. Gallo, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K (the “Annual Report”) filed herewith and any and all amendments to the Annual Report and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable Unica Corporation. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of December 13, 2005.

Signature	Title

/s/ Yuchun Lee Yuchun Lee	Chief Executive Officer, President and Chairman (Principal Executive Officer)

/s/ Richard M. Darer Richard M. Darer	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Aron Ain Aron Ain	Director

/s/ Michael H. Balmuth Michael H. Balmuth	Director

/s/ Bruce R. Evans Bruce R. Evans	Director

Signature	Title

/s/ John B. Landry John B. Landry	Director

/s/ James Perakis James Perakis	Director

/s/ Robert P. Schechter Robert P. Schechter	Director

/s/ Bradford D. Woloson Bradford D. Woloson	Director

EXHIBIT INDEX

				Incorporated by reference to
Exhibit			Filed		SEC	Original
Number		Description	Herewith	Form	Filing Date	Exhibit No.

3.1		Amended and Restated Certificate of Incorporation		S-1/A Amendment #3 File #333-120615	3/18/05	3.2
3.2		Amended and Restated By-laws		S-1/A Amendment #3 File #333-120615	3/18/05	3.4
4.1		Specimen Certificate for shares of common stock		S-1/A Amendment #3 File #333-120615	3/18/05	4.1
4.2		Registration Rights Agreement, dated as of November 24, 1999, by and among the Registrant and the parties named therein, as amended		S-1 File #333-120615	11/19/04	4.2
10	.1*	Amended and Restated 1993 Stock Option Plan		S-1 File #333-120615	11/19/04	10.1
10	.2*	2003 Stock Option Plan, as amended		S-1/A Amendment #4 File #333-120615	4/20/05	10.2
10	.3*	2005 Stock Incentive Plan		S-1/A Amendment #3 File #333-120615	3/18/05	10.3
10	.4*	2005 Employee Stock Purchase Plan, as amended	X
10	.5*	Standard form of Stock Option Agreement entered into with executive officers pursuant to the 1993 Stock Option Plan		S-1 File #333-120615	11/19/04	10.5
10	.6*	Standard form of Adviser’s Stock Option Agreement entered into with directors pursuant to the 1993 Stock Option Plan		S-1 File #333-120615	11/19/04	10.6
10	.7*	Standard form of Stock Option Agreement entered into with executive officers pursuant to the 2003 Stock Option Plan		S-1 File #333-120615	11/19/04	10.7
10	.8*	Standard form of Adviser’s Stock Option Agreement entered into with directors pursuant to the 2003 Stock Option Plan		S-1 File #333-120615	11/19/04	10.8
10	.9*	Standard form of Incentive Stock Option Agreement entered into with executive officers pursuant to the 2005 Stock Option Plan		S-1/A Amendment #3 File #333-120615	3/18/05	10.9
10	.10*	Standard form of Non-qualified Stock Option Agreement entered into with directors pursuant to the 2005 Stock Option Plan		S-1/A Amendment #3 File #333-120615	3/18/05	10.10
10.11		Lease, dated as of December 20, 2002, By and between the Registrant and Mortimer B. Zuckerman and Edward H. Linde, Trustees of Tracer Lane Trust II, as amended		S-1 File #333-120615	11/19/04	10.11
10.12		Amended and Restated Pledge and Security Agreement, dated as of June 14, 2004, by and between the Registrant and Silicon Valley Bank		S-1 File #333-120615	11/19/04	10.12
10.13		Form of Indemnification Agreement entered into by and between the Registrant and each of its executive officers and directors		S-1/A File #333-120615	1/11/05	10.13
10	.14*	Fiscal 2005 Executive Staff Bonus Plan		S-1/A Amendment #4 File #333-120615	4/20/05	10.14

				Incorporated by reference to
Exhibit			Filed		SEC	Original
Number		Description	Herewith	Form	Filing Date	Exhibit No.

10	.15*	Fiscal 2005 Executive Field Bonus Plan		S-1/A Amendment #4 File #333-120615	4/20/05	10.15
10	.16*	Summary of Compensatory Arrangements with Executive Officers		S-1/A Amendment #4 File #333-120615	4/20/05	10.16
10	.17*	Summary of Compensatory Arrangements with Non-Employee Directors		S-1/A Amendment #4 File #333-120615	4/20/05	10.17
10.18		Agreement dated September 2, 2005 between Unica Corp. and Chanchal Samanta	X
10	.19*	Restricted Stock Agreement Granted Under 2005 Stock Option Plan	X
14.1		Code of Business Conduct and Ethics		S-1 File #333-120615	11/19/04	14.1
21.1		List of Subsidiaries		S-1 File #333-120615	11/19/04	21.1
23.1		Consent of Ernst & Young LLP	X
24.1		Power of Attorney	X	Incorporated by reference in signature page
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.3		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement