Form 10-Q
period 2005-12-31
UNICA CORP
filed 2006-02-14
CIK 1138804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51461
Unica Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3174345 (I.R.S. Employer Identification No.)

170 Tracer Lane Waltham, Massachusetts (Address of principal executive offices)	02451-1379 (zip code)
(781) 839-8000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of the registrant’s common stock outstanding as of January 31, 2006: 19,052,812

UNICA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

PART I — Financial Information
Item 1.
UNICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of	As of
	September 30,	December 31,
	2005	2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,754	$38,225
Restricted cash	144	240
Short-term investments	16,152	18,527
Accounts receivable, net of allowance for doubtful accounts of $569 and $568, respectively	15,220	12,850
Purchased customer receivables	—	1,355
Deferred tax asset, net of valuation allowance	926	926
Prepaid expenses and other current assets	1,022	1,447

Total current assets	77,218	73,570
Property and equipment, net	1,630	1,825
Purchased customer receivables, long-term	—	2,273
Intangible assets, net	253	1,899
Goodwill	2,337	4,345
Other assets	166	75

Total assets	$81,604	$83,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,356	$1,352
Accrued expenses	9,241	7,250
Short-term deferred revenue	21,323	22,552

Total current liabilities	31,920	31,154
Long-term deferred revenue	3,311	4,588

Total liabilities	35,231	35,742

Commitments and contingencies (Note 11)
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value:
Authorized — 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value:
Authorized — 90,000,000 shares Issued and outstanding — 18,902,507 and 18,913,740 shares at September 30, 2005 and December 31, 2005, respectively	189	189
Additional paid-in capital	45,281	45,697
Deferred stock-based compensation	(354)	(305)
Retained earnings	1,097	2,532
Accumulated other comprehensive income	160	132

Total stockholders’ equity	46,373	48,245

Total liabilities and stockholders’ equity	$81,604	$83,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended
	December 31,
	2004	2005
	(Unaudited)
Revenue:
License	$6,947	$8,544
Maintenance and services	7,686	9,051

Total revenue	14,633	17,595

Cost of revenue:
License	201	271
Maintenance and services	2,324	2,846

Total cost of revenue(1)	2,525	3,117

Gross profit	12,108	14,478

Operating expenses(1):
Sales and marketing	6,708	6,962
Research and development	2,590	3,362
General and administrative	1,438	2,277
Amortization of intangible assets	117	108

Total operating expenses	10,853	12,709

Income from operations	1,255	1,769

Other income:
Interest income, net	74	537
Other income (expense), net	214	(116)

Total other income	288	421

Income before provision for income taxes	1,543	2,190
Provision for income taxes	540	756

Net income	$1,003	$1,434

Net income per common share (Note 6):
Basic	$0.05	$0.08

Diluted	$0.05	$0.07

Weighted average common shares outstanding:
Basic	9,629,473	18,907,212

Diluted	11,384,301	20,047,443

(1) Amounts include stock-based compensation expense, as follows:
Cost of maintenance and services revenue	$25	$19
Sales and marketing expense	43	69
Research and development expense	24	141
General and administrative expense	27	186

Total stock-based compensation expense	$119	$415

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	December 31,
	2004	2005
	(unaudited)
Cash flows from operating activities:
Net income	$1,003	$1,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180	221
Amortization of intangible assets	117	108
Non-cash stock-based compensation charge	119	415
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	602	2,837
Prepaid expenses and other current assets	(206)	(471)
Other assets	(30)	87
Accounts payable	(343)	(2)
Accrued expenses	(1,212)	(2,340)
Deferred revenue	355	2,186

Net cash provided by operating activities	585	4,475

Cash flows from investing activities:
Purchases of property and equipment, net of acquisition	(345)	(306)
Cash paid for acquisition of MarketsSoft	—	(7,258)
Proceeds from sale and maturity of short-term investments	—	5,600
Purchase of short-term investments	—	(7,977)
Increase in restricted cash	—	(96)

Net cash used in investing activities	(345)	(10,037)

Cash flows from financing activities:
Proceeds from exercise of stock options	50	48

Net cash provided by financing activities	50	48

Effect of foreign currency on cash and cash equivalents	(53)	(15)

Net increase (decrease) in cash and cash equivalents	237	(5,529)
Cash and cash equivalents at beginning of period	23,773	43,754

Cash and cash equivalents at end of period	$24,010	$38,225

Supplemental disclosure of cash flow information:
Income taxes paid	$7	$699

Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock dividends	$252	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
1. Business Description and Basis of Presentation
Business Description
     Unica Corporation (the Company) is a global provider of enterprise marketing management (EMM) software designed to help businesses increase their revenues and improve the efficiency and measurability of their marketing operations. The Company has its corporate headquarters in Waltham, Massachusetts, and has sales offices across the United States, as well as in the United Kingdom, France, Singapore, Australia, Benelux, Germany, and Korea. The Company also has an office in India focused on research and development efforts.
Basis of Presentation
     The accompanying interim condensed consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
     The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, the interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K and include all adjustments necessary for the fair presentation of the Company’s financial position at December 31, 2005, and results of operations and cash flows for the three months ended December 31, 2004 and 2005. The interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year. Certain reclassifications have been made to the September 30, 2005 consolidated financial statements to conform to the current presentation.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management evaluates these estimates and assumptions on an on-going basis. Significant estimates and assumptions made by management include estimates and assumptions regarding revenue recognition, valuation allowances for trade receivables and deferred tax assets, and accounting for equity-based compensation.
     On December 20, 2005, the Company entered into an Asset Purchase Agreement (the Purchase Agreement) with MarketSoft Software Corporation (MarketSoft), a provider of lead management and event-detection software and services, pursuant to which the Company acquired certain assets of MarketSoft in exchange for $7,258 in cash and the assumption of specified liabilities of MarketSoft. The results of MarketSoft have been included in the results of operations of the Company, beginning on the date of acquisition (see Note 7).
2. Revenue Recognition
     The Company derives revenue from software licenses, maintenance and services. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
     The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.
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
     When the Company licenses its software on a perpetual basis through a marketing service provider, or MSP, or systems integrator, the Company recognizes revenue upon delivery of the licensed software to the MSP or systems integrator only if (a) the customer of the MSP or systems integrator is identified in a written arrangement between the Company and the MSP or systems integrator and (b) all other revenue recognition criteria have been met pursuant to SOP 97-2.
     Term Arrangements. Term arrangements include, for a bundled fee, (a) the right to use the Company’s software for a specified period of time, (b) updates and upgrades to software, and (c) technical support. Term arrangements are generally sold through MSPs. Customers are generally invoiced in annual or quarterly installments and are billed in advance of the license period. Revenue, which is allocated between license revenue and maintenance fees revenue based on estimated fair value, is deferred at the time the term arrangement is initiated and is recognized ratably over the life of the arrangement, typically one year.
   Maintenance and Services
     Maintenance and services revenue is generated from sales of (a) maintenance, including software updates and upgrades and technical support, associated with the sale of software licenses and (b) services, including implementation, training and consulting, and reimbursable travel.
     Maintenance. Maintenance is generally sold on an annual basis that includes technical support and software updates and upgrades. Revenue is deferred at the time the maintenance agreement is initiated and is recognized ratably over the term of the maintenance agreement.
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
     In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred, the Company classifies reimbursements received for out-of-pocket expenses

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
incurred as services revenue and classifies the related costs as cost of revenue. The amounts of reimbursed expenses included within revenue and cost of revenue were $213 and $205 for the three months ended December 31, 2004 and 2005, respectively.
3. Cash and Cash Equivalents and Short Term Investments
     The Company accounts for its investments in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, the Company’s investments, primarily marketable debt securities and commercial paper, were classified as available-for-sale and were carried at fair market value at December 31, 2005. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive loss. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of greater than 90 days to be short-term investments.
     Short-term investments as of December 31, 2005 were as follows:

	Contractual	Amortized	Unrealized	Fair Market
Description	Maturity	Cost	Loss	Value
Commercial paper	within 1 year	$13,432	$(5)	$13,427
Municipal bonds	within 1 year	5,100	—	5,100

Total short-term investments		$18,532	$(5)	$18,527

4. Foreign Currency Translation
     The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation.
     The functional currency of the Company’s foreign subsidiaries in the United Kingdom, Singapore and India is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date, except for property and equipment, which are remeasured into U.S. dollars at historical rates. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the United Kingdom, Singapore and India subsidiaries are recorded within other income (expense) in the consolidated income statement. Translation adjustments included in other income (expense) totaled $110 of income and $75 of expense for the three months ended December 31, 2004 and 2005, respectively.
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
     Any gains or losses resulting from foreign currency transactions, including the translation of intercompany balances, are recorded in other income (expense) in the consolidated income statement. Transaction gains and losses included in other income (expense) totaled $102 of gains and $29 of losses for the three months ended December 31, 2004 and 2005, respectively.
5. Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Other than reported net income, comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale short-term investments, and is presented separately on the balance sheet as required. Comprehensive income for the three months ended December 31, 2004 and 2005 was $1,136 and $1,406, respectively.
     At September 30, 2005, accumulated other comprehensive income consisted of foreign currency translation adjustments of $161 and unrealized losses on available-for-sale short-term investments of $1. At December 31, 2005, accumulated other comprehensive income consisted of foreign currency translation adjustments of $137 and unrealized losses on available-for-sale short-term investments of $5.
6. Net Income Per Share
     The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share (EITF 03-6). EITF 03-6 clarified the use of the “two-class” method of calculating earnings per share as originally prescribed in FAS No. 128. Effective for periods beginning after March 31, 2004, EITF 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing earnings per share. The Company has determined that its redeemable preferred stock represents a participating security, and therefore has followed the provisions of EITF 03-6 for the three months ended December 31, 2004.
     Under the two-class method, basic net income per share for the three months ended December 31, 2004 was computed by dividing the net income applicable to common stockholders by the weighted-average number of common shares outstanding for the three month period. Diluted net income per share was computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocated net income first to preferred stockholders based on dividend rights under the Company’s charter and then to preferred and common stockholders, pro rata, based on ownership interests. For the three months ended December 31, 2004, the application of the two-class method was more dilutive than the if-converted method. Diluted net income per share gives effect to all potentially dilutive securities, including stock options using the treasury stock method. For the three months ended December 31, 2005, the Company only had one class of security outstanding — common stock.
     A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended December 31,
	2004	2005
Numerator:
Net income	$1,003	$1,434

Allocation of net income:
Basic:
Accretion of preferred stock dividends	$252	$—
Undistributed net income allocated to preferred stockholders	224	—

Net income applicable to preferred stockholders	476	—
Net income applicable to common stockholders	527	1,434

Net income	$1,003	$1,434

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

	Three Months Ended December 31,
	2004	2005
Diluted:
Accretion of preferred stock dividends	$252	$—
Undistributed net income allocated to preferred stockholders	198	—

Net income applicable to preferred stockholders	450	—
Net income applicable to common stockholders	553	1,434

Net income	$1,003	$1,434

Denominator:
Weighted-average shares of common stock outstanding	9,629,473	18,907,212
Weighted-average shares of common stock issuable upon exercise of outstanding stock options	1,754,828	1,140,231

Shares used in computing diluted net income per common share	11,384,301	20,047,443
Calculation of net income per share:
Basic:
Net income applicable to common stockholders	$527	$1,434

Weighted average shares of common stock outstanding	9,629,473	18,907,212
Net income per common share	$0.05	$0.08

Diluted:
Net income applicable to common stockholders	$553	$1,434

Shares used in computing diluted net income per common share	11,384,301	20,047,443
Net income per common share	$0.05	$0.07

7. Acquisition
     On December 20, 2005, the Company acquired certain assets and assumed certain liabilities of MarketSoft Software Corporation, a software company located in Lexington, Massachusetts. The purchase price was $7,986, which consisted of cash consideration of $7,258 and assumed liabilities and transaction-related costs of $728. This acquisition was accounted for as a purchase transaction in accordance with SFAS 141, Business Combinations (SFAS 141). The results of operations of the Company include the results of MarketSoft, beginning on the date of the acquisition.
     Following is a summary of the preliminary purchase price allocation of the acquired business:

Purchase
Price
Allocation
Purchased customer receivables	$1,800
Property and equipment	115
Purchased customer receivables, long term	2,273
Developed technology	1,129
Customer contracts and related customer relationships	628
Goodwill	2,041

Total assets	7,986

Deferred revenue	341
Transaction costs	200
Merger-related restructuring costs	150
Assumed liabilities	37

Total liabilities	728

Total cash consideration	$7,258

     This preliminary allocation represents estimates made for puposes of these financial statements and are subject to change upon finalization of a valuation report from an independent valuation specialist.
     The portion of the purchase price allocated to purchased customer receivables reflects the fair value of receivables related to completed customer contracts for which amounts had not yet been billed and cash had not yet been collected as of the acquisition date. The fair value of these receivables was determined based on the expected discounted cash flows.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
The purchased customer receivables balance was allocated to current and long-term, based on the expected timing of future cash flows.
     The portion of the purchase price allocated to developed technology and customer contracts reflects the fair value as determined using a discounted cash flow method. These intangible assets will be amortized on a straight-line basis over their estimated useful lives (see Note 8). The goodwill is not subject to amortization, but will be evaluated for impairment in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets.
     The Company has estimated the fair value of deferred revenue related to the maintenance obligation assumed from MarketSoft in connection with the acquisition using the cost build-up approach, which determines fair value by estimating the cost of fulfilling the obligation, plus a normal profit margin. The Company estimated the normal profit margin to be 20%.
     The preliminary purchase price allocation includes restructuring liabilities of $150, which represents severance and related legal charges, that were recorded as part of the purchase price in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

Restructuring
Accrual
Balance at September 30, 2005	$—
Initial set-up of liability	150

Balance at December 31, 2005	$150

     The Company expects that this amount will be paid in fiscal 2006.
     The unaudited pro forma combined condensed results of operations of Unica and MarketSoft for the three months ended December 31, 2004 and 2005 presented below give effect to the acquisition of MarketSoft as if the acquisition had occurred as of the beginning of each period presented. MarketSoft’s fiscal year end prior to the acquisition was June 30. The unaudited pro forma combined results of operations are not necessarily indicative of future results or the results that would have occurred had the acquisition been consummated as of the beginning of each period presented.

	Three Months Ended December 31,
	2004	2005
	(unaudited)
Pro forma revenue	$15,800	$18,073
Pro forma net (loss) income	(861)	366
Pro forma net (loss) income per share:
Basic	$(0.12)	$0.02

Diluted	$(0.12)	$0.02

8. Goodwill and Intangible Assets
     The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. Unless changes in events or circumstances indicate that an impairment test is required, the Company will continue to test goodwill for impairment on an annual basis.
     Goodwill was $2,337 and $4,345 at September 30, 2005 and December 31, 2005, respectively. The change in the value of goodwill principally reflects the acquisition of MarketSoft on December 20, 2005 (see Note 7).
     Other intangible assets subject to amortization consist of the following:

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

	As of	As of
	September 30,	December 31,
	2005	2005
Customer contracts and related customer relationships	$537	$1,156
Developed technology	712	1,830
Other	40	40

	1,289	3,026
Accumulated amortization	(1,036)	(1,127)

Total intangible assets	$253	$1,899

     The increase in the gross amounts of customer contracts and developed technology as of December 31, 2005 as compared to September 30, 2005, principally reflects the acquisition of MarketSoft on December 20, 2005 (see Note 7). Developed technology and customer contracts are being amortized on a straight-line basis over their estimated useful lives of three years and five years, respectively.
9. Accounting for Stock-Based Compensation
     The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted shares granted under various plans, all of which are stockholder approved. Additionally, the Company has an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 90% of the fair market value at the date of purchase. As of December 31, 2005, there were 3,588,959 shares of common stock reserved for future issuance under equity plans.
     On October 1, 2005, the Company adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the Company to recognize expense related to the fair value of stock-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated the Company’s financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended December 31, 2005 includes compensation expense for all stock-based compensation awards granted on or after November 18, 2004, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The fair value of options granted prior to November 18, 2004 (the filing date for the initial registration statement for the Company’s initial public offering), was calculated using the minimum value method, pursuant to SFAS 123. Under the provisions of SFAS 123R, the value of these options will not be recorded in the statement of operations subsequent to the adoption of SFAS 123R. Instead, the Company will continue to account for these options using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The amount of unamortized pro forma compensation expense at October 1, 2005, related to those minimum value awards was $924. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.
     Prior to the adoption of SFAS 123R, the Company applied SFAS No. 123, amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25. Pursuant to APB 25, the Company accounted for its stock-based awards to employees using the intrinsic-value method. Under the intrinsic-value method, compensation expense was measured on the date of grant as the difference between the fair value of the Company’s common stock and the option exercise price multiplied by the number of options granted. Generally, the Company granted stock options with exercise prices equal to the estimated fair value of its common stock; however, to the extent that the fair value of the common stock exceeded the exercise price of stock options granted to employees on the date of grant, the Company recorded deferred stock-based compensation and amortized the expense using an accelerated method, pursuant to FASB Interpretation (FIN) No. 28, over the vesting schedule of the options, generally four years.
     During fiscal 2004 and 2005, the Company recorded deferred stock-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of December 31, 2005, the Company had an aggregate of $305 of deferred stock-based compensation

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
remaining to be amortized related to options granted prior to November 18, 2004, for which the Company continues to follow the intrinsic value method under APB 25. This deferred stock-based compensation balance is expected to be amortized as follows: $172 during the remainder of fiscal 2006; $103 during fiscal 2007; and $30 during fiscal 2008.
     Pursuant to SFAS 123R the fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended December 31, 2004 and 2005, respectively:

	Three Months Ended December 31,
	2004	2005
Dividend yield	—	—
Volatility	—	66%
Risk-free interest rate	3.8%	4.4%
Weighted-average expected option term	7.0 years	6.1 years
Weighted-average fair value per share of options granted	$4.70	$7.03
Forfeiture rate	—	5.0%
     The computation of expected volatility for the three months ended December 31, 2005 is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The computation of expected option term is based on an average of the expected option term and the maximum contractual life of the Company’s stock options. Computation of expected forfeitures is based on historical forfeiture rates of Unica stock options. In the pro forma disclosures required under SFAS 123 for the three months ended December 31, 2004, the Company accounted for forfeitures as they occurred. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant.
     Based on the above assumptions, the weighted-average fair value per share of the options granted under the stock option plans for the three months ended December 31, 2004 and 2005 was $4.70 and $7.03, respectively. The weighted-average exercise price of the options granted under the stock option plans for the three months ended December 31, 2004 and 2005 was $7.50 and $11.01, respectively.
     The following is a summary of the status of the Company’s stock options as of December 31, 2005 and the stock option activity for all stock option plans during the three months ended December 31, 2005.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value(1)
Outstanding at September 30, 2005	2,216,266	$4.312
Granted	24,300	11.010
Exercised	(11,233)	4.291
Canceled	(8,061)	5.905

Outstanding at December 31, 2005	2,221,272	$4.377	7.15	$17,046

Exercisable at December 31, 2005	1,300,196	$2.600	6.18	$12,286

     (1)The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on December 31, 2005 of $12.05 and the exercise price of the underlying options.
     The total intrinsic value of options exercised was $80.
     The following is a summary of the status of the Company’s nonvested stock options subject to the fair value accounting requirements of SFAS 123R as of December 31, 2005 and the activity during the three months ended December 31, 2005.

		Weighted-Average
	Shares	Grant-Date Fair Value
Nonvested at September 30, 2005	465,866	$6.19
Granted	24,300	7.03
Vested	(23,894)	5.72
Forfeited	(1,500)	6.36

Nonvested at December 31, 2005	464,772	$6.26

     As of December 31, 2005, there was unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all plans totaling $2,909. This compensation cost excludes options granted prior to November 18, 2004 and is expected to be recognized over a weighted-average period of  4 years.
     As required by SFAS 148 prior to the adoption of SFAS 123R, the Company historically provided pro forma net income and pro forma net income per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied to all periods. However, as a result of the adoption of SFAS 123R, which prohibits the pro forma disclosure of minimum value compensation expense, the historical pro forma disclosures have not been included.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
     The Company does not have a practice of repurchasing shares to satisfy share-based payment arrangements and does not expect to repurchase shares during fiscal year 2006.
10. Income Taxes
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
11. Commitments and Contingencies
Operating Leases
     The Company conducts its operations in leased office facilities under various operating leases that expire through fiscal 2010. Future minimum payments under operating leases as of December 31, 2005 are as follows:

Operating Leases
Remainder of fiscal 2006	$1,394
2007	1,888
2008	2,058
2009	1,426
2010	82
Thereafter	—

Total minimum lease payments	$6,848

Capital Leases
     The Company assumed capital leases for equipment in conjunction with the acquisition of MarketSoft. The remaining obligation on these contracts is $15, and will be paid during fiscal 2006.
     From time to time and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. At September 30, 2005 and December 31, 2005, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.
Warranties and Indemnifications
     The Company’s software is typically warranted to perform in a manner consistent with the Company’s documentation under normal use and circumstances. The Company’s license agreements generally include a provision by which the Company agrees to defend its customers against third-party claims of intellectual

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
property infringement under specified conditions and to indemnify them against any damages and costs awarded in connection with such claims. To date, the Company has not incurred any material costs as a result of such warranties and indemnities and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Part II — Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
     We have sales offices across the United States, including at our headquarters in Waltham, Massachusetts, as well as in the United Kingdom, France, Singapore, Australia, Benelux, Germany and Korea. In addition, we opened a research and development office in India in October 2004. We have a worldwide installed base of approximately 300 companies in a wide range of industries. Our current customers operate principally in the financial services, publishing, retail, telecommunications, and travel and hospitality industries.
     On December 20, 2005, we entered into an Asset Purchase Agreement, or the Purchase Agreement, with MarketSoft Software Corporation, or MarketSoft, a provider of lead management and event-detection software and services, pursuant to which we acquired certain assets of MarketSoft in exchange for $7,258 in cash and the assumption of specified liabilities of MarketSoft. The results of MarketSoft have been included in our results of operations, beginning on the date of acquisition. See Note 7 to the notes to the condensed consolidated financial statements.
Sources of Revenue
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

     Term Arrangements. We also market our software under term arrangements, generally through MSPs. A term arrangement includes, for a bundled fee, (a) the right to use our software for a specified period of time, (b) updates and upgrades to our software, and (c) technical support. Under a term arrangement, we typically invoice the customer in annual or quarterly installments in advance. Revenue, which is allocated between license revenue and maintenance fees revenue based on estimated fair value, is deferred at the time the term arrangement is initiated and is recognized ratably over the life of the arrangement, typically one year.
Maintenance and Services Revenue
     Maintenance and services revenue is generated from sales of (a) maintenance associated with the sale of software licenses, including software updates and upgrades and technical support, and (b) services, including implementation, training and consulting, and reimbursable travel and other out-of-pocket expenses.
     Maintenance. We generally sell maintenance on an annual basis that includes technical support and software updates and upgrades. Revenue is deferred at the time the maintenance agreement is initiated and is recognized ratably over the term of the maintenance agreement.
     Services. We generally sell implementation services and training on a time-and-materials basis and recognize revenue when the services are performed. Services revenue also includes billable travel, lodging and other out-of-pocket expenses incurred as part of delivering services to our customers.
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
     Stock-Based Compensation. Cost of revenue and operating expenses have historically included stock-based compensation expense to the extent the fair value of our common stock exceeds the exercise price of stock options granted to employees on the date of grant (intrinsic value method). Effective in the first quarter of fiscal 2006, however, we have adopted new accounting provisions pursuant to the requirements of SFAS 123R, Share Based Payment. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods.
     We recognized stock-based compensation expense of $415,000 which includes $261,000 of incremental stock-based compensation expense as a result of the adoption of SFAS 123R and which decreased our diluted net income per common share from $0.08 to $0.07 for the three months ended December 31, 2005. Our use of a different option pricing model, however, may have resulted in a different expense. In addition, the adoption of SFAS 123R did not affect our cash flow from operations or cash flow from financing activities.
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
     We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
Revenue Recognition
     We recognize software license revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.
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
     For all of our software arrangements, we do not recognize revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and we deem collection to be probable. In making these judgments, we evaluate these criteria as follows:
•	Evidence of an arrangement. We consider a non-cancelable agreement signed by us and the customer to be persuasive evidence of an arrangement.

•	Delivery. We consider delivery to have occurred when a CD or other medium containing the licensed software is provided to a common carrier or, in the case of electronic delivery, the customer is given electronic access to the licensed software. Our typical end-user license agreement does not include customer acceptance provisions.
•	Fixed or determinable fee. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our normal payment terms.

•	Collection is deemed probable. If we determine that collection is not probable based upon our evaluation, we defer the revenue and recognize the revenue upon cash collection.
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
Stock-Based Compensation
     We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted shares granted under various plans, all of which are stockholder approved. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 90% of the fair market value at the date of purchase. As of December 31, 2005, there were 3,588,959 shares of common stock reserved for future issuance under equity plans.
     We historically have granted stock options generally at exercise prices that equaled the fair value of our common stock as estimated by our board of directors as of the date of grant. Prior to August 3, 2005, the date of our initial public offering, because there had been no public market for our common stock, the board determined the fair value of our common stock by considering a number of factors, including our operating and financial performance, the pricing of sales of convertible preferred stock to third parties, the rights and preferences of securities senior to common stock, and trends in the broad market for software and other technology stocks.
     In fiscal 2004 and 2005, we granted stock options in January, April, July and October 2004 and January and August 2005. As described in our Annual Report on Form 10-K for the year ended September 30, 2005, in connection with the initial public offering we retrospectively determined the fair value of our common stock with respect to the grants in April, July and October 2004.
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
     As a result of our retrospective determinations of fair value of our common stock, we had an aggregate of $305,000 of unamortized deferred compensation for stock options granted through September 30, 2005. The amount of deferred compensation for each option grant during that period was calculated based upon the difference between the retrospectively determined fair value per share of the common stock at the date of the grant and the exercise price of the option. We amortized deferred stock-based compensation of $111,000 in fiscal 2004, $453,000 in fiscal 2005, $119,000 in the three months ended December 31, 2004 and $49,000 in the three months ended December 31, 2005 and expect to amortize the remaining deferred stock-based compensation of $172,000 in the remainder of fiscal 2006, $103,000 in fiscal 2007 and $30,000 in fiscal 2008.
     As of December 31, 2005, we had outstanding stock options to acquire an aggregate of 2,218,459 shares of common stock.
     On October 1, 2005, we adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires us to recognize expense related to the fair value of stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended December 31, 2005 includes compensation expense for all stock-based compensation awards granted on or after November 18, 2004, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The fair value of options granted prior to November 18, 2004 (the filing date for the initial registration statement for our initial public offering), was calculated using the minimum value method, pursuant to SFAS 123. Under the provisions of SFAS 123R, the value of these options will not be recorded in the statement of operations subsequent to the adoption of SFAS 123R. Instead, we will continue to account for these options using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The amount of unamortized pro forma compensation expense at October 1, 2005, related to those minimum value awards was $924. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.
     Prior to the adoption of SFAS 123R, we applied SFAS No. 123, amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25. Pursuant to APB 25, we accounted for stock-based awards to employees using the intrinsic-value method. Under the intrinsic-value method, compensation expense was measured on the date of grant as the difference between the fair value of our common stock and the option exercise price multiplied by the number of options granted. Generally, we granted stock options with exercise prices equal to the estimated fair value of its common stock; however, to the extent that the fair value of the common stock exceeded the exercise price of stock options granted to employees on the date of grant, we recorded deferred stock-based compensation and amortized the expense using an accelerated method, pursuant to FASB Interpretation (FIN) No. 28, over the vesting schedule of the options, generally four years.
     Prescribed methods for estimating fair value of stock options require us to make ceratin judgments and estimates. These estimates include volatility, option term, and forfeiture rates. The computation of expected volatility for the three months ended December 31, 2005 is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The computation of expected option term is based on an average of the expected option term and the maximum contractual life of our stock options. Our computation of expected forfeitures is based on historical forfeiture rates of our stock options. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant.
Goodwill, Long-Lived Assets and Other Intangible Assets
     We review the carrying value of goodwill, long-lived assets and other intangible assets periodically based upon the expected future discounted operating cash flows of our business. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future markets and operating conditions. Actual results may differ materially from these estimates. The timing and size of impairment charges, if any, involves the application of management’s judgment regarding the estimates and could significantly affect our operating results.
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
Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At December 31, 2005, our deferred tax assets consisted primarily of foreign net operating loss carryforwards, foreign tax credit carryforwards, state research and development credit carryforwards, and temporary differences. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. During fiscal 2004, we determined that it was more likely than not that future taxable income would be sufficient to realize the U.S. portion of the deferred tax assets, and as a result we reversed a portion of the valuation allowance and recorded an income tax benefit. During fiscal 2005, as we benefited from foreign net operating losses and reduced the value of that asset, we also reversed a portion of the related valuation allowance. Based on current expectations, we have estimated our effective tax rate to be 34.5% for fiscal 2006. However, the tax impact of stock-based compensation charges may cause our effective tax rate to fluctuate from period to period. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.
Results of Operations
Comparison of Three Months Ended December 31, 2004 and 2005
Revenue

	Three Months Ended December 31,
	2004		2005
					Period-to-Period
		Percentage of		Percentage of	Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
			(Dollars in thousands)
License revenue:
Perpetual license	$6,296	43%	$7,429	42%	$1,133	18%
Allocated term license	651	5	1,115	7	464	71

Total license revenue	6,947	48	8,544	49	1,597	23
Maintenance and services revenue:
Maintenance fees	5,379	37	6,764	38	1,385	26

	Three Months Ended December 31,
	2004		2005
					Period-to-Period
		Percentage of		Percentage of	Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
			(Dollars in thousands)
Allocated term maintenance	335	2	424	2	89	27
Services	1,972	13	1,863	11	(109)	(6)

Total maintenance and services revenue	7,686	52	9,051	51	1,365	18

Total revenue	$14,633	100%	$17,595	100%	$2,962	20%

     The $1.1 million increase in perpetual license revenue reflected increases of (a) $900,000 from licenses to new customers and (b) $200,000 from additional licenses to existing customers. The increase in perpetual license revenue was attributable principally to licenses of Affinium Campaign and Affinium Plan.
     A term arrangement includes, for a bundled fee, (a) the right to use our software for a specified period of time, (b) updates and upgrades to our software, and (c) technical support. As a result, fees paid in connection with a term arrangement are allocated between license revenue and maintenance based on estimated fair value. The increases in both allocated term license revenue and allocated term maintenance revenue from the three months ended December 31, 2004 to the three months ended December 31, 2005 primarily reflected an increase in the number of companies that sublicensed our products from existing MSPs.
     Maintenance fees revenue is associated with the sale of perpetual licenses and maintenance renewal agreements from our existing installed customer base. The $1.4 million increase in maintenance fees revenue reflected an increased number of maintenance agreements resulting from growth in our installed customer base.
     The $109,000 decrease in services revenue resulted principally from our systems integration partners performing a higher number of implementation service projects.

	Three Months Ended December 31,
	2004		2005
					Period-to-Period
		Percentage of		Percentage of	Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
			(Dollars in thousands)
Recurring revenue:
Term fees:
Allocated term license	$651	5%	$1,115	7%	$464	71%
Allocated term maintenance	335	2	424	2	89	27

Total term fees	986	7	1,539	9	553	56
Maintenance fees	5,379	37	6,764	38	1,385	26

Total recurring revenue	6,365	44	8,303	47	1,938	30
Nonrecurring revenue:
Perpetual license	6,296	43	7,429	42	1,133	18
Services	1,972	13	1,863	11	(109)	(6)

Total nonrecurring revenue	8,268	56	9,292	53	1,024	12

Total revenue	$14,633	100%	$17,595	100%	$2,962	20%

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
     The $1.9 million increase in recurring revenue resulted from growth in both term fees and maintenance fees revenue. As discussed above, the $553,000 increase in aggregate term fees revenue primarily reflected an increase in the number of companies that sublicensed our products from existing MSPs. The $1.4 million increase in maintenance fees revenue reflected an increased number of maintenance agreements resulting from growth in our installed customer base.
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

	Three Months Ended December 31,
	2004		2005
					Period-to-Period
		Percentage of		Percentage of	Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
			(Dollars in thousands)
Americas	$12,286	84%	$14,120	80%	$1,834	15%
International	2,347	16	3,475	20	1,128	48

Total revenue	$14,633	100%	$17,595	100%	$2,962	20%

     For purposes of this discussion, we designate revenue by geographic regions based on the locations of customers. Total revenue from North, Central and South America increased by $1.8 million, reflecting our continued development of the Americas market. The increase consisted of revenue from licenses and related maintenance to new and existing customers, offset by a slight decline in services revenue.
     Total international revenue, which includes revenue from Europe, Asia, Australia, Africa and the Middle East, increased by $1.1 million, reflecting increases in both license and maintenance revenue, in particular new licenses to customers in Switzerland and Japan.
Cost of Revenue

	Three Months Ended December 31,
	2004		2005
					Period-to-Period
		Percentage of		Percentage of	Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
			(Dollars in thousands)
License	$201	3%	$271	3%	$70	35%
Maintenance and services	2,324	30	2,846	31	522	22

Total cost of revenue	$2,525	17%	$3,117	18%	$592	23%

     The $522,000 increase in cost of maintenance and services revenue was primarily due to an increase in salaries, benefits and allocated overhead attributable to a 19% increase in consulting and support personnel.
Gross Profit

	Three Months Ended December 31,
	2004		2005
					Period-to-Period
		Gross Margin		Gross Margin	Change
		on Related		on Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
		(Dollars in thousands)
License	$6,746	97%	$8,273	97%	$1,527	23%
Maintenance and services	5,362	70	6,205	69	843	16

Total gross profit	$12,108	83%	$14,478	82%	$2,370	20%

     Gross margin on license revenue remained unchanged as a result of consistent third-party royalties and people-related costs. Royalties paid for third-party licensed technology represented approximately 1% of total license revenue, and we expect this percentage to remain relatively constant for the foreseeable future.
     For the foreseeable future, we expect our cost of revenue to increase at a slightly greater rate than revenue as we subcontract an increased amount of implementation projects. As a result, we expect that our gross profits will increase but that our gross margins will decline slightly as a percentage of total revenue for the foreseeable future.

Operating Expenses

	Three Months Ended December 31,
	2004		2005
					Period-to-Period
		Percentage of		Percentage of	Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
			(Dollars in thousands)
Sales and marketing	$6,708	46%	$6,962	40%	$254	4%
Research and development	2,590	18	3,362	19	772	30
General and administrative	1,438	10	2,277	13	839	58
Amortization of intangible assets	117	0	108	0	(9)	(8)

Total operating expenses	$10,853	74%	$12,709	72%	$1,856	17%

     Sales and Marketing. The $254,000 increase in sales and marketing expense principally reflected an increase in salaries, benefits, stock-based compensation and allocated overhead attributable to a 10% increase in sales and marketing headcount, primarily of marketing and sales support staff in the United States. Marketing programs expenses, including lead generation programs such as tradeshows, was relatively unchanged from the same period last year. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future, but to remain relatively stable as a percentage of total revenue over that time as we leverage our current sales and marketing personnel to increase recurring and other license revenue.
     Research and Development. The $772,000 increase in research and development expense was due primarily to a $600,000 increase in salaries, benefits and stock-based compensation, primarily related to a 25% increase in the number of employees working on the development of new products, enhancement of existing products, quality assurance and testing. The addition of personnel and our continued investment in research and development were driven by our continuing strategy to expand our EMM product offerings and enhance existing products in order to keep pace with technological developments, satisfy increasing customer requirements and achieve market acceptance. We expect research and development expense to increase in absolute dollars for the foreseeable future, but to remain relatively stable as a percentage of total revenue.
     General and Administrative. The $839,000 increase in general and administrative expense was attributable principally to a $500,000 increase in salaries, benefits, stock-based compensation and allocated overhead related to a 13% increase in general and administrative headcount. In addition, accounting and professional fees increased by $300,000 as a result of increased costs associated with the performance of quarterly reviews and annual audits and in preparation for compliance with the Sarbanes-Oxley Act, as well as other costs associated with recently becoming a public company. We expect general and administrative expense to continue to increase in absolute dollars and will remain relatively stable as a percentage of total revenue for the foreseeable future as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit fees and costs of compliance with the Sarbanes-Oxley Act.
     Amortization of Intangible Assets. Amortization of intangible assets was consistent as a result of the continued amortization of intangible assets related to our acquisition of Marketic S.A. on May 1, 2003. We expect amortization of intangible assets to increase for the foreseeable future, due to the amortization of intangible assets acquired in conjunction with the acquisition of MarketSoft.

Operating and Other Income

	Three Months Ended December 31,
	2004		2005
					Period-to-Period
		Percentage of		Percentage of	Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
			(Dollars in thousands)
Income from operations	$1,255	9%	$1,769	10%	$514	41%
Interest income, net	74	1	537	3	463	626
Other income (expense), net	214	1	(116)	(1)	(330)	n/m *

Income before provision for income taxes	$1,543	11%	$2,190	12%	$647	42%

*	Not meaningful.
     The $514,000 increase in income from operations resulted from a $2.4 million increase in gross profits, offset in part by a $1.9 million increase in aggregate operating expenses.
     Interest income, net consisted of interest income generated from the investment of our cash balances, less related bank fees. The $463,000 increase in interest income, net principally reflected a higher cash balance from the investment of the proceeds from our initial public offering, and, to a lesser extent, to higher interest rates.
     Other income (expense), net consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and charges. The $214,000 income in the three months ended December 31, 2004 was the result of favorable foreign currency exchange rates. The $116,000 expense in the three months ended December 31, 2005 was primarily the result of unfavorable foreign currency exchange rates.
Provision for Income Taxes

	Three Months Ended December 31,
	2004		2005
					Period-to-Period
		Percentage of		Percentage of	Change
		income Before Provision for		income Before Provision for		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
			(Dollars in thousands)
Provision for income taxes	$540	35.0%	$756	34.5%	$216	40%
     The $216,000 increase in the provision for income taxes principally reflected the $647,000 increase in our income before provision for income taxes, offset in part by a half-percent decrease in our effective tax rate.
     At September 30, 2005, we had available state research and development credit carryforwards of $22,000, net of federal benefit, that expire through fiscal 2009, foreign net operating loss carryforwards of $329,000 that do not expire and foreign tax credit carryforwards of $163,000 that expire through 2010. We had no U.S. net operating loss carryforwards. The extent to which we can benefit from our deferred tax assets in future fiscal years will depend on the amount of taxable income we generate in France. We expect our effective tax rate to remain relatively constant for the foreseeable future, except for volatility caused by the tax impact related to accounting for stock-based compensation pursuant to the provisions of SFAS 123R.
Liquidity and Capital Resources
Resources
     Since fiscal 2002, we have funded our operations principally with cash flow from operations, which was driven principally by growth in deferred revenue and net income, and $38.5 million of net proceeds to the Company from our August 2005 initial public offering of 4,470,000 shares of our common stock.
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

Statement of Cash Flows
•	Net cash provided by operating activities was $4.5 million for the three months ended December 31, 2005 and consisted primarily of (a) $1.4 million of net income, (b) a $2.2 million increase in deferred revenue, (c) a $2.8 million decrease in accounts receivable, offset by (d) a $2.3 million decrease in accrued expenses, and a $471,000 increase in prepaid expenses and other current assets.

•	Net cash used in investing activities was $10.0 million for the three months ended December 31, 2005 consisting primarily of cash used of $7.3 million to fund the acquisition of MarketSoft, as well as the purchase of $8.0 million of short-term investments, partially offset by $5.6 million of proceeds from the maturities of short-term investments.

•	Net cash provided by financing activities was $48,000 for the three months ended December 31, 2005, consisting entirely of proceeds from the exercise of stock options.
Working Capital
     The following table sets forth selected working capital information:

	As of	As of
	September30,	December 31,
	2005	2005
	(In thousands)
Cash and cash equivalents (excludes restricted cash)	$43,754	$38,225
Restricted cash	144	240
Short-term investments	16,152	18,527
Accounts receivable, net of allowance for doubtful accounts	15,220	12,850
Working capital	45,298	42,416
     Our cash and cash equivalents at December 31, 2005 were held for working capital purposes and were invested primarily in commercial paper and money market funds. Our short-term investments at December 31, 2005 consisted of commercial paper and municipal bonds. We do not enter into investments for trading or speculative purposes.
     Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 79 days at September 30, 2005 and 66 days at December 31, 2005. The decrease in DSO at December 2005 reflects the impact of increased collections activity at the end of the quarter.
Requirements
     Capital Expenditures. We make capital expenditures primarily to acquire computer and other equipment, software, furniture and leasehold improvements to support the growth of our business. Our capital expenditures, net of acquisition, totaled $306,000 in the three months ended December 31, 2005, and related primarily to leasehold improvements and purchases of office equipment to support increased headcount.
     Acquisitions. On December 20, 2005, we entered into the Purchase Agreement with MarketSoft, pursuant to which we acquired certain assets of MarketSoft in exchange for $7.3 million in cash and the assumption of specified liabilities of MarketSoft.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
     Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Some of our agreements with foreign customers involve payments denominated in currencies other than the U.S. dollar, which may create foreign currency exchange risks for us. Revenue denominated in currencies other than the U.S. dollar represented 18% of total revenue in fiscal 2004, 14% in fiscal 2005 and 15% in the three months ended December 31, 2005.
     As of December 31, 2005, we had $2.5 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of December 31, 2005, the fair value of our receivables denominated in currencies other than the U.S. dollar would have fluctuated by $225,000. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense). Exchange rate fluctuations on long-term intercompany accounts, which are invested indefinitely without repayment terms, are recorded in other comprehensive income in stockholders’ equity.
Interest Rate Risk
     At December 31, 2005, we had unrestricted cash and cash equivalents totaling $38.2 million and short-term investments totaling $18.5 million. These amounts were invested primarily in commercial paper, money market funds and municipal bonds, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
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
     Sales of licenses of our Affinium Campaign software accounted for 73% of our total license revenue in fiscal 2004, 79% of our total license revenue in fiscal 2005 and 70% of our total license revenue in the three months ended December 31, 2005. We expect to derive a substantial majority of our license revenue for the foreseeable future from current and future versions of our Affinium Campaign software, and our operating results will depend significantly upon the level of demand for this software. Demand for our Affinium Campaign software may decline due to a number of factors, including increased market penetration by products of our competitors or slower growth in the EMM market than we anticipate. If demand for our Affinium Campaign software decreases significantly, our operating results will be adversely affected and we may incur operating losses.
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
     Our future success depends upon the continued service of our executive officers and other key sales, marketing, service, engineering and technical staff. The loss of the services of our executive officers and other key personnel would harm our operations. In particular, Yuchun Lee, our co-founder, chief executive officer, president and chairman, is critical to the management of our business and operations, as well as to the development of our strategic direction. In addition, we have initiated a process to identify a replacement for Richard Darer, our vice president and chief financial officer who will be leaving our company in March 2006. None of our officers or key personnel is bound by an employment agreement, and we do not maintain key person life insurance on any of our employees other than our chief executive officer. In addition, our future success will depend in large part on our ability to attract a sufficient number of highly qualified personnel, and there can be no assurance that we will be able to do so. Competition for qualified personnel in the software industry is intense, and we compete for these personnel with other software companies that have greater financial, technical, marketing, service and other resources than we do. If we fail to retain our key personnel and to attract new personnel, including a new CFO, we will not be able to achieve our anticipated level of growth and our operating results could be adversely affected.
Our international operations expose us to additional business risks, and failure to manage these risks may adversely affect our business and operating results.
     We have sales offices across the United States, including at our headquarters in Waltham, Massachusetts, as well as in the United Kingdom, France, Germany and Singapore. In addition, we opened a research and development office in India in October 2004. Revenue from customers located outside of the Americas accounted for $12.7 million, or 26% of total revenue, in fiscal 2004, $12.8 million, or 20% of total revenue, in fiscal 2005 and $3.5 million, or 20% of total revenue, in the three months ended December 31, 2005. Our international operations are subject to a number of risks and potential costs, including:
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
     Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. In addition, as of December 31, 2005, we had $2.5 million of receivables denominated in currencies other than the U.S. dollar. As a result, our operating results and cash flows are subject to fluctuations due to changes in the relative values of the U.S. dollar and foreign currencies. These fluctuations could negatively affect our operating results and could cause our net income or loss to vary from quarter to quarter. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.
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
     We generate maintenance fees revenue from sales of maintenance associated with licensed software. We generally sell maintenance on an annual basis. In each of the last three fiscal years and the most recent quarter, customers have renewed maintenance arrangements in effect as of the beginning of the period representing, by dollar value, approximately 90% of the maintenance agreements that came up for renewal during the period. We cannot assure you that we will succeed in sustaining this rate of maintenance renewals. Moreover, we are facing competitive and other pressures to reduce the pricing of our maintenance arrangements. If we fail to sustain our historical level of maintenance renewals or our historical pricing, our maintenance fees revenue and total revenue would decrease and our operating results would be adversely affected.
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
     Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
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
     In December 2004, the FASB issued SFAS 123 (revised 2004), Share Based Payment (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. We adopted SFAS 123R in the first quarter of fiscal 2006 and recognized stock-based compensation expense of $415,000 which includes $261,000 of incremental stock-based compensation expense as a result of the adoption of SFAS 123R and which decreased our diluted net income per common share from $0.08 to $0.07 for the three months ended December 31, 2005. Our use of a different option pricing model, however, may have resulted in a different expense. In addition, the adoption of SFAS 123R did not affect our cash flow from operations or cash flow from financing activities.

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
     Our success depends in large part on our proprietary technology. We rely on a combination of patents, trademarks, copyrights, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our software products and services. We cannot assure you that these protections will be adequate to prevent our competitors from copying or reverse-engineering our products, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. As of December 31, 2005, we had five issued U.S. patents and eight pending U.S. patent applications. We may, however, be unable to obtain additional patent protection in the future. In addition, any current or future patents issued to us may not provide us with any competitive advantages, or may be challenged by third parties. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Accordingly, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
     We intend to pursue acquisitions of businesses, technologies and products that will complement our existing operations. On December 20, 2005, we acquired certain assets of MarketSoft Software Corporation in exchange for $7.3 million in cash and the assumption of specified liabilities as further described in Note 7 to the notes to the condensed consolidated financial statements. We cannot assure you that this acquisition or any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:
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
We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
     We will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC and the Nasdaq National Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.
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
     Prior to August 3, 2005, the date of our initial public offering, there was no public trading market for our common stock. The trading market for our common stock is therefore immature, and the trading price of our common stock may fluctuate substantially. These fluctuations could cause you to lose part or all of any investment in shares of our common stock.
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
     If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock. Substantially all of our stockholders prior to the initial public offering are subject to lock-up agreements with the underwriters that restrict their ability to transfer their stock until at least the close of the market on February 17, 2006. Upon expiration of the lock-up agreements, an additional 13,393,740 shares of our common stock will be eligible for sale in the public market. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse and our stockholders are able to sell shares of our common stock into the market. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.
Our directors and executive officers will continue to have substantial control over us and could limit the ability of stockholders to influence the outcome of key transactions, including changes of control.
     We anticipate that our executive officers and directors and entities affiliated with them will, in the aggregate, beneficially own a significant amount of our outstanding common stock in the near term. In particular, Yuchun Lee, our co-founder, chief executive officer, president and chairman, beneficially owned 26% of our outstanding common stock as of December 31, 2005. Our executive officers, directors and affiliated entities, if acting together, would be able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We sold an aggregate of 4,470,000 shares of our common stock, $0.01 par value, in our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-120615) that was declared effective by the SEC on August 3, 2005. Our aggregate net proceeds totaled $38.5 million, consisting of net proceeds of $31.8 million from our sale of 3,750,000 shares in the firm commitment initial public offering and $6.7 million from our sale of 720,000 shares upon the exercise of an over-allotment option granted to the underwriters in the offering. We have used a portion of the proceeds to fund a $1.0 million redemption payment to the holders of our Series B Preferred Stock as of August 3, 2005. With the exception of this payment and the acquisition of MarketSoft, none of our net proceeds from the initial public offering have been applied. Pending such application, we have invested the remaining net proceeds in cash, cash equivalents and short-term investments, in accordance with our investment policy, in commercial paper, money-market mutual funds and municipal bonds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.
Item 6. Exhibits
     See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report which Exhibit Index is incorporated herein by this reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
February 14, 2006

UNICA CORPORATION

/s/ Yuchun Lee
Yuchun Lee Chief Executive Officer, President and Chairman

/s/ Richard M. Darer
Richard M. Darer Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit		Filed	SEC	Original
Number	Description	Herewith	Form Filing Date	Exhibit No.

10. .1*	Standard Form of Stock Appreciation Rights Agreement pursuant to the 2005 Stock Option Plan	X

10 .2*	Transition Agreement dated January 31, 2006 between Unica Corporation and Richard M. Darer	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31. 2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32. 1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement