Form 10-Q
period 2006-03-31
UNICA CORP
filed 2006-05-15
CIK 1138804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of the registrant’s common stock outstanding as of May 8, 2006: 19,500,129

UNICA CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I — Financial Information
Item 1.
UNICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of	As of
	September 30,	March 31,
	2005	2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,754	$30,102
Restricted cash	144	244
Short-term investments	16,171	9,040
Accounts receivable, net of allowance for doubtful accounts of $569 and $568, respectively	15,220	15,739
Purchased customer receivables	—	1,030
Deferred tax asset, net of valuation allowance	926	726
Prepaid expenses and other current assets	1,003	2,411

Total current assets	77,218	59,292
Property and equipment, net	1,630	2,116
Purchased customer receivables, long-term	—	1,908
Intangible assets, net	253	8,672
Goodwill	2,337	20,192
Deferred tax asset, long term	—	1,713
Other assets	166	247

Total assets	$81,604	$94,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,356	$2,352
Accrued expenses	9,241	12,500
Short-term deferred revenue	21,323	25,166

Total current liabilities	31,920	40,018
Long-term deferred revenue	3,311	4,149

Total liabilities	35,231	44,167

Commitments and contingencies (Note 11) Stockholders’ equity:
Undesignated preferred stock, $0.01 par value:
Authorized — 10,000,000 shares; No shares issued or outstanding	—	—
Common stock, $0.01 par value:
Authorized — 90,000,000 shares; Issued and outstanding — 18,902,507 and 19,365,167 shares at September 30, 2005 and March 31, 2006, respectively	189	194
Additional paid-in capital	44,927	48,827
Retained earnings	1,097	788
Accumulated other comprehensive income	160	164

Total stockholders’ equity	46,373	49,973

Total liabilities and stockholders’ equity	$81,604	$94,140

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)
Revenue:
License	$6,995	$8,454	$13,942	$16,998
Maintenance and services	8,317	10,387	16,003	19,438

Total revenue	15,312	18,841	29,945	36,436

Cost of revenue:
License	212	438	413	709
Maintenance and services	2,665	3,242	4,989	6,088

Total cost of revenue(1)	2,877	3,680	5,402	6,797

Gross profit	12,435	15,161	24,543	29,639

Operating expenses(1):
Sales and marketing	6,756	7,543	13,464	14,505
Research and development	2,820	4,022	5,410	7,384
General and administrative	1,612	2,674	3,050	4,951
In-process research and development	—	4,037	—	4,037
Amortization of intangible assets	119	165	236	273

Total operating expenses	11,307	18,441	22,160	31,150

Income (loss) from operations	1,128	(3,280)	2,383	(1,511)

Other income:
Interest income, net	90	528	164	1,065
Other income (expense), net	(93)	6	121	(110)

Total other income	(3)	534	285	955

Income (loss) before income taxes	1,125	(2,746)	2,668	(556)
Provision for (benefit from) income taxes	394	(1,003)	934	(247)

Net income (loss)	$731	$(1,743)	$1,734	$(309)

Net income (loss) per common share (Note 6):
Basic	$0.03	$(0.09)	$0.09	$(0.02)

Diluted	$0.03	$(0.09)	$0.08	$(0.02)

Weighted average common shares outstanding:
Basic	9,841,368	19,115,989	9,734,262	19,010,518

Diluted	11,358,216	19,115,989	11,373,170	19,010,518

(1) Amounts include stock-based compensation expense, as follows:
Cost of maintenance and services revenue	$25	$52	$50	$71
Sales and marketing expense	49	140	92	209
Research and development expense	24	99	48	240
General and administrative expense	33	286	60	472

Total stock-based compensation expense	$131	$577	$250	$992

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	March 31,
	2005	2006
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,734	$(309)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	375	475
Amortization of intangible assets	236	394
In-process research and development charge	—	4,037
Non-cash stock-based compensation charge	250	992
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(1,185)	504
Prepaid expenses and other current assets	116	(375)
Other assets	14	(1,428)
Accounts payable	2	591
Accrued expenses	(485)	(1,238)
Deferred revenue	3,910	3,890

Net cash provided by operating activities	4,967	7,533

Cash flows from investing activities:
Purchases of property and equipment, net of acquisitions	(668)	(661)
Net cash paid for acquisitions	—	(28,286)
Proceeds from sales and maturities of short-term investments	—	15,146
Purchase of short-term investments	—	(8,014)
Increase in restricted cash	—	(96)

Net cash used in investing activities	(668)	(21,911)

Cash flows from financing activities:
Payment of deferred offering costs	(1,038)	—
Proceeds from exercise of stock options	532	719

Net cash (used in) provided by financing activities	(506)	719

Effect of exchange rate changes on cash and cash equivalents	(36)	7

Net increase (decrease) in cash and cash equivalents	3,757	(13,652)
Cash and cash equivalents at beginning of period	23,773	43,754

Cash and cash equivalents at end of period	$27,530	$30,102

Supplemental disclosure of cash flow information:
Income taxes paid	$609	$699

Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock dividends	$505	$—

The accompanying notes are an integral part of the consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
1. Business Description and Basis of Presentation
Business Description
     Unica Corporation (the Company) is a global provider of enterprise marketing management (EMM) software designed to help businesses increase their revenues and improve the efficiency and measurability of their marketing operations. The Company has its corporate headquarters in Waltham, Massachusetts, and has sales offices across the United States, as well as in France, the United Kingdom, Singapore, Germany, Belgium, the Netherlands and Spain. The Company also has an office in India focused on research and development efforts.
Basis of Presentation
     The accompanying interim condensed consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 and current reports on form 8-K filed with the Securities and Exchange Commission.
     The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, the interim condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K (except for the impact of adopting Statement of Financial Accounting Standard (SFAS) No. 123(R), share-based payment effective October 1, 2005) and include all adjustments necessary for the fair presentation of the Company’s financial position at March 31, 2006, results of operations for the three and six months ended March 31, 2005 and 2006, and cash flows for the six months ended March 31, 2005 and 2006. The interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year.
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
     On December 20, 2005, the Company entered into an Asset Purchase Agreement (the Purchase Agreement) with MarketSoft Software Corporation (MarketSoft), a provider of lead management and event-detection software and services, pursuant to which the Company acquired certain assets of MarketSoft in exchange for $7,258 in cash and the assumption of specified liabilities of MarketSoft. The results of operations of MarketSoft have been included in the consolidated financial statements, beginning on the date of acquisition (see Note 7).
     On March 22, 2006, the Company completed its acquisition of Sane Solutions, LLC (“Sane”), a privately-held provider of web analytics software for internet marketing. The merger consideration consisted of cash in an amount equal to $21,774, assumed liabilities and transaction costs of $4,913 and 151,984 shares of the Company’s common stock valued at $1,804, which were deposited into an escrow account to secure certain indemnification obligations of the former members of Sane. In addition, the Company agreed to assume certain liabilities of Sane. Pursuant to the merger, the Company (i) granted restricted stock unit awards for an aggregate of 88,293 shares of the Company’s common stock to specified employees of Sane, (ii) assumed bonus payments aggregating $641 to specified employees of Sane and (iii) made available an aggregate of $385 to provide relocation incentive payments. The results of operations of Sane have been included in the consolidated financial statements beginning on the date of acquisition (see Note 7).
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
     Term Arrangements. Term arrangements include, for a bundled fee, (a) the right to use the Company’s software for a specified period of time, typically one year or more, (b) updates and upgrades to software, and (c) technical support. Term arrangements are generally sold through MSPs. Customers are generally invoiced in annual or quarterly installments and are billed in advance of the license period. Revenue, which is allocated between license revenue and maintenance fees revenue based on estimated fair value, is deferred at the time the term arrangement is initiated and is recognized ratably over the life of the arrangement, typically one year.
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
     Services. Implementation services include the installation of the Company’s software, identification and sourcing of legacy data, configuration of rules necessary to generate marketing campaigns and other general services for the software. Generally these services are priced on a time-and-materials basis and recognized as revenue when the services are performed; however, in certain circumstances these services may be priced on a fixed-fee basis and recognized as revenue under the proportional performance method. Services also include billable travel, lodging and other out-of-pocket expenses incurred as part of delivery of services.
     Generally implementation services for our software products are not deemed essential to the functionality of the software products, and therefore services revenue is recognized separately from license revenue.
     In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred, the Company classifies reimbursements received for out-of-pocket expenses incurred as services revenue and classifies the related costs as cost of revenue. The amounts of reimbursed expenses included within revenue and cost of revenue were $233 and $227 for the three months ended March 31, 2005 and 2006, respectively, and $446 and $432 for the six months ended March 31, 2005 and 2006, respectively.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
3. Cash and Cash Equivalents and Short-Term Investments
     The Company considers all highly liquid investments with original maturities of 90 days or less from the time of purchase to be cash equivalents and investments with original maturities of greater than 90 days to be short-term investments. The Company invests excess cash primarily in overnight investments and money market accounts of major financial institutions. Accordingly, these investments are subject to minimal credit and market risk and are reported at amortized cost, which approximates fair value.
     The Company accounts for its investments in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, the Company’s investments, primarily marketable debt securities and commercial paper, were classified as available-for-sale and were carried at fair market value at March 31, 2006. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income.
     Short-term investments as of March 31, 2006 were as follows:

	Contractual	Amortized	Unrealized	Fair Market
Description	Maturity	Cost	Loss	Value
Commercial paper	within 1 year	$7,534	$—	$7,534
Corporate debentures	within 1 year	1,511	(5)	1,506

Total short-term investments		$9,045	$(5)	$9,040

4. Foreign Currency Translation
     The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation.
     The functional currency of the Company’s foreign subsidiaries in the United Kingdom, Singapore and India is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date, except for property and equipment, which are remeasured into U.S. dollars at historical rates. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the United Kingdom, Singapore and India subsidiaries are recorded within other income (expense) in the consolidated income statement. During the three and six months ended March 31, 2005 and 2006, translation adjustments were not material.
     The functional currency of the Company’s foreign subsidiary in France is the Euro. Accordingly, all assets and liabilities of the French subsidiary are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Revenue and expenses of the French subsidiary are translated to U.S. dollars using the average rates in effect during the period. Any differences resulting from the translation of assets, liabilities and operations of the French subsidiary are recorded within stockholders’ equity as other comprehensive income.
     Any gains or losses resulting from foreign currency transactions, including the translation of intercompany balances, are recorded in other income (expense) in the consolidated income statement. During the three and six months ended March 31, 2005 and 2006, foreign currency transaction gains and losses were not material.
5. Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Other than reported net income (loss), comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale short-term investments.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
     Comprehensive income (loss) represents net income (loss) plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Net income (loss)	$731	$(1,743)	$1,734	$(309)
Other comprehensive income (loss):
Foreign currency translation adjustments	(79)	30	54	6
Unrealized gains and losses on available-for-sale short-term investments	—	1	—	(3)

Comprehensive income (loss)	$652	$(1,712)	$1,788	$(306)

     At September 30, 2005, accumulated other comprehensive income consisted of foreign currency translation adjustments of $161 and unrealized losses on available-for-sale short-term investments of $1. At March 31, 2006, accumulated other comprehensive income consisted of foreign currency translation adjustments of $169 and unrealized losses on available-for-sale short-term investments of $5.
6. Net Income (Loss) Per Common Share
     The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share (EITF 03-6). EITF 03-6 clarified the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing earnings per share. The Company has determined that its redeemable preferred stock represents a participating security, and therefore has followed the provisions of EITF 03-6 for the three and six months ended March 31, 2005, the periods in which the redeemable preferred stock was outstanding.
     Under the two-class method, basic net income per share for the three and six months ended March 31, 2005 was computed by dividing the net income applicable to common stockholders by the weighted-average number of common shares outstanding for each period. Diluted net income per share was computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocated net income first to preferred stockholders based on dividend rights under the Company’s charter and then to preferred and common stockholders, pro rata, based on ownership interests. For the three and six months ended March 31, 2005, the application of the two-class method was more dilutive than the if-converted method. Diluted net income per share gives effect to all potentially dilutive securities, including stock options using the treasury stock method. For the three and six months ended March 31, 2006, the Company only had one class of security, common stock, outstanding.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
     A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2006	2005	2006
Numerator:
Net income (loss)	$731	$(1,743)	$1,734	$(309)

Allocation of net income (loss):
Basic:
Accretion of preferred stock dividends	$253	$—	$505	$—
Undistributed net income allocated to preferred stockholders	139	—	363	—

Net income applicable to preferred stockholders	392	—	868	—
Net income (loss) applicable to common stockholders	339	(1,743)	866	(309)

Net income (loss)	$731	$(1,743)	$1,734	$(309)

Diluted:
Accretion of preferred stock dividends	$253	$—	$505	$—
Undistributed net income allocated to preferred stockholders	126	—	324	—

Net income applicable to preferred stockholders	379	—	829	—
Net income (loss) applicable to common stockholders	352	(1,743)	905	(309)

Net income (loss)	$731	$(1,743)	$1,734	$(309)

Denominator:
Weighted-average shares of common stock outstanding	9,841,368	19,115,989	9,734,262	19,010,518
Weighted-average shares of common stock issuable upon exercise of outstanding stock options	1,516,848	—	1,638,908	—

Shares used in computing diluted net income (loss) per common share	11,358,216	19,115,989	11,373,170	19,010,518
Calculation of net income (loss) per share:
Basic:
Net income (loss) applicable to common stockholders	$339	$(1,743)	$866	$(309)

Weighted average shares of common stock outstanding	9,841,368	19,115,989	9,734,262	19,010,518
Net income (loss) per common share	$0.03	$(0.09)	$0.09	$(0.02)

Diluted:
Net income (loss) applicable to common stockholders	$352	$(1,743)	$905	$(309)

Shares used in computing diluted net income (loss) per common share	11,358,216	19,115,989	11,373,170	19,010,518
Net income (loss) per common share	$0.03	$(0.09)	$0.08	$(0.02)

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
7. Acquisitions
     MarketSoft Software Corporation
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
     Following is a summary of the preliminary purchase price allocation of the acquired MarketSoft business:

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

     The preliminary MarketSoft purchase price allocation represents estimates made for purposes of these unaudited condensed consolidated financial statements and is subject to change upon finalization of a valuation report from an independent valuation specialist.
     The portion of the MarketSoft purchase price allocated to purchased customer receivables reflects the fair value of receivables related to completed customer contracts for which amounts had not yet been billed and cash had not yet been collected as of the acquisition date. The fair value of these receivables was determined based on the expected discounted cash flows. The purchased customer receivables balance was allocated to current and long-term, based on the expected timing of future cash flows.
     The portion of the MarketSoft purchase price allocated to developed technology and customer contracts reflects the fair value as determined using a discounted cash flow method. These intangible assets will be amortized on a straight-line basis over their estimated useful lives (see Note 8). The goodwill is not subject to amortization, but will be evaluated for impairment at least annually in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets.
     The Company has estimated the fair value of deferred revenue related to the maintenance obligation assumed from MarketSoft in connection with the acquisition using the cost build-up approach, which determines fair value by estimating the cost of fulfilling the obligation, plus a normal profit margin. The Company estimated the normal profit margin to be 20%.
     Sane Solutions, LLC
     On March 22, 2006, the Company acquired Sane Solutions, LLC (“Sane”), a privately-held provider of web analytics software for internet marketing, located in North Kingstown, Rhode Island. The purchase price was $28,491, which consisted of cash consideration of $21,774, assumed liabilities and transaction-related costs of $4,913, and 151,984 shares of common stock valued at $1,804 for accounting purposes or $11.87 per share. This acquisition was accounted for as a purchase transaction in accordance with SFAS 141, Business Combinations (SFAS 141). The results of Sane have been included in the Company’s financial statements from the date of acquisition.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
     Following is a summary of the preliminary purchase price allocation of the acquired Sane business:

Purchase
Price
Allocation
Cash	$745
Accounts receivables	514
Other current assets	37
Property and equipment	185
Developed technology	2,714
Customer contracts and related customer relationships	4,343
Goodwill	15,916
In-process research and development	4,037

Total assets	28,491

Deferred revenue	413
Merger-related restructuring costs	75
Accounts payable	700
Accrued and assumed liabilities	3,725

Total liabilities	4,913

Common stock issued	1,804

Total cash consideration	$21,774

     The preliminary Sane purchase price allocation represents estimates made for purposes of these unaudited condensed combined financial statements and is subject to change upon finalization of a valuation report from an independent valuation specialist.
     The portion of the Sane purchase price allocated to developed technology and customer contracts reflects the fair value as determined using a discounted cash flow method. These intangible assets will be amortized on a straight-line basis over their estimated useful lives (see Note 8). The goodwill is not subject to amortization, but will be evaluated for impairment at least annually in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets.
     The Company has estimated the fair value of deferred revenue related to the maintenance obligation assumed from Sane in connection with the acquisition using the cost build-up approach, which determines fair value by estimating the cost of fulfilling the obligation, plus a normal profit margin. The Company estimated the normal profit margin to be 20%.
     On May 26, 2005, NetRatings, Inc. (NetRatings), filed a suit for patent infringement against Sane alleging that Sane’s NetTracker software infringes upon the patents owned by NetRatings. The suit was filed in the U.S. District Court for the Southern District of New York seeking unspecified monetary relief. On April 12, 2006, after the Company’s acquisition of Sane, NetRatings amended the complaint, adding the Company as a defendant to the lawsuit. Discovery in the suit is currently ongoing, with a discovery deadline set for September 29, 2006. Based on currently available information, the Company believes that NetRatings’ allegations lack merit, and plans to vigorously defend against this action. As of March 22, 2006 and March 31, 2006, the Company has concluded that a loss contingency with respect to the NetRatings litigation is not probable or estimable and therefore has not accrued any amounts for such contingencies. However, a substantial portion of the accrued and assumed liabilities in purchase accounting of Sane is related to the NetRatings litigation matter.
      Restructuring Costs
     The preliminary purchase price allocation for each acquisition includes restructuring liabilities of $150 and $75, which represent severance and related legal charges that were recorded as part of each purchase price in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
      Following is a roll forward of the restructuring activity:

Restructuring
Accrual
Balance at September 30, 2005	$—
Initial set-up of MarketSoft restructuring liability	150
Initial set-up of Sane restructuring liability	75
Cash payments	(58)

Balance at March 31, 2006	$167

     The Company expects that the remainder of this amount will be paid in fiscal 2006.
      Pro Forma Results
     The unaudited pro forma combined condensed results of operations of Unica, MarketSoft and Sane for the three and six months ended March 31, 2005 and 2006 presented below give effect to the acquisitions of MarketSoft and Sane as if the acquisitions had occurred as of the beginning of each period presented. MarketSoft’s fiscal year end prior to the acquisition was June 30 and Sane’s fiscal year end prior to the acquisition was December 31. The unaudited pro forma combined results of operations are not necessarily indicative of future results or the results that would have occurred had the acquisitions been consummated as of the beginning of each period presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2006	2005	2006
	(unaudited)		(unaudited)
Pro forma revenue	$16,792	$20,345	$35,502	$40,328
Pro forma net income (loss)	90	(2,425)	(4,250)	(3,534)
Pro forma net (loss) per share:
Basic	$(0.01)	$(0.13)	$(0.48)	$(0.18)

Diluted	$(0.01)	$(0.13)	$(0.48)	$(0.18)

8. Goodwill and Intangible Assets
     The Company reviews goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. Unless changes in events or circumstances indicate that an impairment test is required, the Company will continue to test goodwill for impairment on an annual basis.
     Goodwill was $2,337 and $20,192 at September 30, 2005 and March 31, 2006, respectively. The change in the value of goodwill principally reflects the acquisition of MarketSoft on December 20, 2005 and the acquisition of Sane on March 22, 2006 (see Note 7). In addition, a portion of goodwill pertains to Unica France and, as a result, is subject to foreign currency exchange rates.
     Other intangible assets subject to amortization consist of the following:

	Estimated	As of	As of
	Useful Lives	September 30,	March 31,
		2005	2006
Developed technology	1 -- 4	$712	$4,560
Customer contracts and related customer relationships	3	537	5,512
Other	3	40	40

		1,289	10,112
Accumulated amortization		(1,036)	(1,440)

Total intangible assets		$253	$8,672

     The increase in the gross amounts of developed technology and customer contracts as of March 31, 2006 as compared to September 30, 2005, principally reflects the acquisition of MarketSoft on December 20, 2005 and the acquisition of Sane on March 22, 2006 (see Note 7). Developed technology and customer contracts are being amortized on a straight-line basis over their estimated useful lives from one to four years. Amortization of developed technology is included as a component of cost of product revenue in the consolidated statements of operations.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
9. Accounting for Stock-Based Compensation
     The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted shares granted under various plans, all of which are stockholder approved. On January 17, 2006, the Board of Directors amended the Unica Corporation Employee Stock Purchase Plan (the “ESPP”) with an authorization of up to 1,000,000 shares of common stock. The ESPP is open to all eligible employees of the Company. Under the ESPP, each employee may elect to have up to 10% of his or her base salary withheld and applied toward the purchase of shares within each six-month offering period commencing February 15 and August 15. The purchase price per share is determined based on 90% of the fair market value of the stock on the last day of each offering period. As of March 31, 2006, there were 3,119,168 shares available for future grant under all equity plans.
     On October 1, 2005, the Company adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the Company to recognize expense related to the fair value of stock-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated the Company’s financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted on or after November 18, 2004, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The fair value of options granted prior to November 18, 2004 (the filing date for the initial registration statement for the Company’s initial public offering), was calculated using the minimum value method, pursuant to SFAS 123. Under the provisions of SFAS 123R, the value of these options will not be recorded in the statement of operations subsequent to the adoption of SFAS 123R. Instead, the Company will continue to account for these options using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The amount of unamortized pro forma compensation expense at October 1, 2005, related to those minimum value awards was $920. For options accounted for under SFAS 123(R), the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.
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
     During fiscal 2004 and 2005, the Company recorded deferred stock-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of March 31, 2006, the Company had an aggregate of $214 of deferred stock-based compensation remaining to be amortized related to options granted prior to November 18, 2004, for which the Company continues to follow the intrinsic value method under APB 25. This deferred stock-based compensation balance is expected to be amortized as follows: $86 during the remainder of fiscal 2006; $99 during fiscal 2007; and $29 during fiscal 2008. Upon the adoption of SFAS 123(R), the deferred stock-based compensation balance is netted against additional paid-in capital on the consolidated balance sheet.
     Pursuant to SFAS 123R the fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended March 31, 2005 and 2006, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2006	2005	2006
Dividend yield	—	—	—	—
Volatility	—	49% to 66%	—	49% to 66%
Risk-free interest rate	4.0%	4.6%	3.8% to 4.0%	4.4% to 4.6%
Weighted-average expected option term (in years)	6.1	4.1 to 6.1	6.1 to 7.0	4.1 to 6.1
Weighted-average fair value per share of options granted	$5.70	$6.23	$5.25	$6.27

     The computation of expected volatility for the three and six months ended March 31, 2006 is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The computation of expected option term is based on an average of the expected option term and the maximum contractual life of the Company’s stock options. For the three and six months ended March 31, 2006, the Company used an expected forfeiture rate of 5%. Computation of expected forfeitures is based on historical forfeiture rates of the Company’s stock options. In the pro forma disclosures required under SFAS 123 for the three and six months ended March 31, 2005, the Company accounted for forfeitures as they occurred.
     Based on the above assumptions, the weighted-average fair value per share of the options granted under the stock option plans for the three months ended March 31, 2005 and 2006 was $5.70 and $6.23, respectively, and for the six months ended March 31, 2005 and 2006 was $5.25 and $6.27, respectively. The weighted-average exercise price of the options granted under the stock option plans for the three months ended March 31, 2005 and 2006 was $9.00 and $12.86, respectively, and for the six months ended March 31, 2005 and 2006 was $8.33 and $12.77, respectively.
     The following is a summary of the status of the Company’s stock options as of March 31, 2006 and the stock option activity for all stock option plans during the six months ended March 31, 2006.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value(1)
Outstanding at September 30, 2005	2,216,266	$4.312
Granted	509,200	12.775
Exercised	(310,406)	2.317
Canceled	(24,797)	7.157

Outstanding at March 31, 2006	2,390,263	$6.342	6.98	$13,164

Exercisable at March 31, 2006	1,182,205	$3.223	6.22	$9,894

     (1) The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on March 31, 2006 of $11.59 and the exercise price of the underlying options.
     The total intrinsic value of options exercised was $3,075.
     The following is a summary of the status of the Company’s nonvested stock options subject to the fair value accounting requirements of SFAS 123R as of March 31, 2006 and the activity during the six months ended March 31, 2006.

		Weighted-Average
		Grant-Date Fair
	Shares	Value
Nonvested at September 30, 2005	465,866	$6.19
Granted	509,200	6.27
Vested	(89,240)	5.98
Forfeited	(11,466)	6.03
Nonvested at March 31, 2006	874,360	$6.26
     As of March 31, 2006, there was unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all plans totaling $4,624, net of estimated forfeitures. This unrecognized compensation cost excludes options granted prior to November 18, 2004 and is expected to be recognized over a weighted-average period of 1.8 years.

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
     The Company does not have a practice of repurchasing shares to satisfy share-based payment arrangements and does not expect to repurchase shares during fiscal 2006.
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
     In February 2006, the United States Internal Revenue Service completed their audit of Unica Corporation for fiscal years ending September 30, 2003 and September 30, 2004. The Company had established estimated tax reserves in excess of the ultimate settled amounts and as a result of the settlement the Company has reversed the excess portion of the related income tax reserves during the three month period ended March 31, 2006. This reversal was accounted for as a discrete event and resulted in an income tax benefit of $75.
     11. Commitments and Contingencies
Operating Leases
     The Company conducts its operations in leased office facilities under various operating leases that expire through fiscal 2010. Future minimum payments under operating leases as of March 31, 2006 are as follows:

Operating Leases
Remainder of fiscal 2006	$964
2007	1,902
2008	2,058
2009	1,426
2010	82
Thereafter	—

Total minimum lease payments	$6,432

Contingencies
     From time to time and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. In accordance with FASB Statement No. 5, Accounting for Contingencies, the Company accrues the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable. In accordance with EITF Topc D-77, “Accounting for Legal Costs Expected To Be Incurred In Connection With A Loss Contingency,” the Company accrues for legal costs when such amounts are probable and estimable. Otherwise, these expenses are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, the Company accrues the minimum amount of the range.
     On May 26, 2005, NetRatings, Inc. (NetRatings), filed a suit for patent infringement against Sane Solutions, LLC (Sane) alleging that Sane’s NetTracker software infringes upon the patents owned by NetRatings. The suit was filed in the U.S. District Court for the Southern District of New York seeking unspecified monetary relief. On March 22, 2006, the Company completed its acquisition of Sane. On April 12, 2006, NetRatings amended the complaint, adding the Company as a defendant to the lawsuit. Discovery in the suit is currently ongoing, with a discovery deadline set for September 29, 2006. Based on currently available information, the Company believes that NetRatings’ allegations lack merit, and plans to vigorously defend against this action. As of March 22, 2006 and March 31, 2006, the Company has concluded that a loss contingency with respect to the NetRatings litigation is not probable or estimable and therefore has not accrued any amounts for such contingencies. However, a substantial portion of the accrued and assumed liabilities in purchase accounting of Sane is related to the NetRatings litigation matter.

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
12. Recently Issued Accounting Pronouncements
     In March 2006, the FASB issued SFAS No 156, Accounting for Servicing of Financial Assets (SFAS 156), which requires all servicing assets and servicing liabilities be recognized separately and initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. Management does not believe SFAS 156 is applicable to the Company.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155) which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on the consolidated financial position, results of operations or cash flows.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154) which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 was adopted by the Company in the second quarter of 2006 and did not have any impact on results of operations or financial condition.

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
Overview
     Unica Corporation is a global provider of enterprise marketing management, or EMM, software designed to help businesses increase their revenues and improve the efficiency and measurability of their marketing operations. Our EMM software offerings are collectively referred to as Affinium and consist of integrated but separable modules that provide capabilities to manage relationship, brand and internet marketing functions. We sell and market our software primarily through our direct sales force and in conjunction with marketing service providers, or MSPs, distributors and systems integrators. MSPs offer a range of marketing program design, support, and execution services on a hosted or outsourced basis, and MSPs resell and deploy our products. We also provide a full range of services to our customers, including implementation, training, consulting, maintenance and technical support, and customer success programs.
     We have sales offices across the United States, including at our headquarters in Waltham, Massachusetts, as well as in France, the United Kingdom, Singapore, Germany, Belgium, the Netherlands and Spain. In addition, we opened a research and development office in India in October 2004. We have a worldwide installed base of over 400 companies in a wide range of industries. Our current customers operate principally in the financial services, retail, telecommunications, automotive, pharmaceutical, publishing, and travel and hospitality industries.
     On December 20, 2005, we acquired certain assets of MarketSoft Software Corporation, or MarketSoft, in exchange for $7.3 million in cash and the assumption of specified liabilities of MarketSoft. The results of MarketSoft have been included in our results of operations, beginning on the date of acquisition. See Note 7 to the notes to the condensed consolidated financial statements.
     On March 22, 2006, we acquired Sane Solutions, LLC, or Sane, in exchange for $28.5 million in cash, common stock, and the assumption of specified liabilities and transaction-related costs. The results of Sane have been included in our results of operations, beginning on the date of acquisition. See Note 7 to the notes to the condensed consolidated financial statements.
Sources of Revenue
     We derive revenue from software licenses, maintenance and services. License revenue is derived from the sale of software licenses for our Affinium offerings. Our software arrangements typically include: (a) an end-user license fee paid for the use of our products in perpetuity or over a specified term; (b) an annual maintenance arrangement that provides for software updates and upgrades and technical support; and (c) a services work order for implementation, training or consulting.
License Revenue
     Perpetual Licenses. Licenses to use our software products in perpetuity generally are priced based on (a) either a customer’s database size, number of customer contacts, number of channels, or number of platforms and (b) a specified number of users. We generally recognize perpetual license revenue at the time of product delivery, provided all other revenue recognition criteria have been met, pursuant to the requirements of Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. When we license our software on a perpetual basis through an MSP or systems integrator, we recognize revenue upon delivery of the licensed software to the MSP or systems integrator only if (a) the customer of the MSP or systems integrator is identified in a written arrangement between the MSP or systems integrator and us and (b) all other revenue recognition criteria have been met.
     Term Arrangements. We also market our software under term arrangements. A term arrangement includes, for a bundled fee, (a) the right to use our software for a specified period of time, typically one year, (b) updates and upgrades to our software, and (c) technical support. Under a term arrangement, we typically invoice the customer in annual or quarterly installments in advance. Revenue, which is allocated between license revenue and maintenance fees revenue based on estimated fair value, is deferred at the time the term arrangement is initiated and is recognized ratably over the life of the arrangement, typically one year.

Maintenance and Services Revenue
     Maintenance and services revenue is generated from sales of (a) maintenance, including software updates and upgrades and technical support associated with the sale of software licenses, and (b) services, including implementation, training and consulting, and reimbursable travel and other out-of-pocket expenses.
     Maintenance. We generally sell maintenance on an annual basis that includes technical support and software updates and upgrades. Revenue is deferred at the time the maintenance agreement is initiated and is recognized ratably over the term of the maintenance agreement.
     Services. We generally sell implementation services and training on a time-and-materials basis and recognize revenue when the services are performed, however in certain circumstances, these services may be priced on a fixed-fee basis and recognized as revenue under the proportional performance method. Services revenue also includes billable travel, lodging and other out-of-pocket expenses incurred as part of delivering services to our customers.
Cost of Revenue
     Cost of license revenue for both perpetual license agreements and term arrangements consists primarily of (a) salaries, benefits and stock-based compensation related to documentation personnel, (b) facilities and other related overhead, and (c) third-party royalties for licensed technology incorporated into our current product offerings, and (d) amortization of acquired developed technology.
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
     Stock-Based Compensation. Cost of revenue and operating expenses have historically included stock-based compensation expense to the extent the fair value of our common stock exceeds the exercise price of stock options granted to employees on the date of grant (intrinsic value method). Effective in the first quarter of fiscal 2006, however, we have adopted new accounting provisions pursuant to the requirements of SFAS 123R, Share Based Payment. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ requisite service periods.
     We recognized stock-based compensation expense of $577,000, of which $527,000 was the result of the adoption of SFAS 123R for the three months ended March 31, 2006. For the six months ended March 31, 2006, we recognized stock-based compensation expense of $992,000, of which $787,000 was the result of the adoption of SFAS 123R. Our use of a different option pricing model, however, may have resulted in a different expense. In addition, the adoption of SFAS 123R did not affect our cash flow from operations or cash flow from financing activities.

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

Stock-Based Compensation
     We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted shares granted under various plans, all of which are stockholder approved. On January 17, 2006, our Board of Directors amended the Unica Corporation Employee Stock Purchase Plan (the “ESPP”) with an authorization of up to 1,000,000 shares of common stock. The ESPP is open to all eligible employees of the Company. Under the ESPP, each employee may elect to have up to 10% of his or her base salary withheld and applied toward the purchase of shares within each six-month offering period commencing February 15 and August 15. The purchase price per share is determined based on 90% of the fair market value of the stock on the last day of each offering period. As of March 31, 2006, there were 3,119,168 shares available for future grant under all equity plans.
     We historically have granted stock options generally at exercise prices that were equal to the fair value of our common stock as estimated by our board of directors as of the date of grant. Prior to August 3, 2005, the date of our initial public offering, because there had been no public market for our common stock, the board determined the fair value of our common stock by considering a number of factors, including our operating and financial performance, the pricing of sales of convertible preferred stock to third parties, the rights and preferences of securities senior to common stock, and trends in the broad market for software and other technology stocks. We intend to continue to grant stock options at exercise prices that are equal to the fair value of our common stock at the close of market trading on the day of the grant.
     In fiscal 2004 and 2005, we granted stock options in January, April, July and October 2004 and January and August 2005. As described in our Annual Report on Form 10-K for the year ended September 30, 2005, in connection with our initial public offering we retrospectively determined the fair value of our common stock with respect to the grants in April, July and October 2004.
     The determination of the fair value of our common stock has involved significant judgments, assumptions, estimates and complexities that impact the amount of deferred stock-based compensation recorded and the resulting amortization in future periods. If we had made different assumptions, the amount of our deferred stock-based compensation, stock-based compensation expense, gross margin, net income (loss) and net income (loss) per share amounts could have been significantly different. We believe that we have used reasonable methodologies, approaches and assumptions consistent with the AICPA’s practice aid to determine the fair value of our common stock and that stock-based deferred compensation and related amortization have been recorded properly for accounting purposes.
     As a result of our retrospective determinations of fair value of our common stock, we had an aggregate of $214,000 of unamortized deferred compensation for stock options accounted for under the intrinsic value method. The amount of deferred compensation for each option grant during that period was calculated based upon the difference between the retrospectively determined fair value per share of the common stock at the date of the grant and the exercise price of the option. We amortized deferred stock-based compensation of $111,000 in fiscal 2004, $453,000 in fiscal 2005, $131,000 in the three months ended March 31, 2005 and $52,000 in the three months ended March 31, 2006, and $250,000 in the six months ended March 31, 2005 and $100,000 in the six months ended March 31, 2006, and expect to amortize the remaining deferred stock-based compensation of $86,000 in the remainder of fiscal 2006, $99,000 in fiscal 2007 and $29,000 in fiscal 2008. Upon the adoption of SFAS 123R, the deferred stock-based compensation balance of $214,000 at March 31, 2006 is netted against additional paid-in capital on our consolidated balance sheet.
     As of March 31, 2006, we had outstanding stock options to acquire an aggregate of 2,390,263 shares of common stock.
     On October 1, 2005, we adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires us to recognize expense related to the fair value of stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted on or after November 18, 2004, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The fair value of options granted prior to November 18, 2004 (the filing date for the initial registration statement for our initial public offering), was calculated using the minimum value method, pursuant to SFAS 123. Under the provisions of SFAS 123R, the value of these options will not be recorded in the statement of operations subsequent to the adoption of SFAS 123R. Instead, we will continue to account for these options using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The amount of unamortized pro forma compensation expense at October 1, 2005, related to those minimum value awards was $920,000. For options accounted for under SFAS 123(R), we recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.
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
     Prescribed methods for estimating and expensing the fair value of stock options require us to make certain judgments and estimates. These estimates include volatility, option term, risk-free interest rates and forfeiture rates. The computation of expected volatility for the three and six months ended March 31, 2006 is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The computation of expected option term is based on an average of the expected option term and the maximum contractual life of our stock options. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. Our computation of expected forfeitures is based on historical forfeiture rates of our stock options.
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
Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At March 31, 2006, our deferred tax assets consisted primarily of foreign net operating loss carryforwards, foreign tax credit carryforwards, state research and development credit carryforwards, and temporary differences. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. During fiscal 2004, we determined that it was more likely than not that future taxable income would be sufficient to realize the U.S. portion of the deferred tax assets, and as a result we reversed a portion of the valuation allowance and recorded an income tax benefit. During fiscal 2005, as we benefited from foreign net operating losses and reduced the value of that asset, we also reversed a portion of the related valuation allowance. Based on current expectations, we have estimated our annual effective tax rate to be approximately 21% for fiscal 2006. However, the tax impact of stock-based compensation charges, changes in the tax law or discrete events may cause our effective tax rate to fluctuate from period to period. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.
     In February 2006, the United States Internal Revenue Service completed their audit of Unica Corporation for fiscal years ending September 30, 2003 and September 30, 2004. We had established estimated tax reserves in excess of the ultimate settled amounts and as a result of the settlement we have reversed the excess portion of the related income tax reserves during the three month period ended March 31, 2006. This reversal was accounted for as a discrete event and resulted in an income tax benefit of $75,000.

Contingencies
     From time to time and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. In accordance with FASB Statement No. 5, Accounting for Contingencies, the Company accrues the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable. In accordance with EITF Topc D-77, “Accounting for Legal Costs Expected To Be Incurred In Connection With A Loss Contingency,” the Company accrues for legal costs when such amounts are probable and estimable. Otherwise, these expenses are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, the Company accrues the minimum amount of the range.
Results of Operations
Comparison of Three Months Ended March 31, 2005 and 2006
Revenue

	Three Months Ended March 31,
	2005		2006
					Period-to-Period
		Percentage of		Percentage of	Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)
License revenue:
Perpetual license	$6,263	41%	$7,365	39%	$1,102	18%
Allocated term license	732	5	1,089	6	357	49

Total license revenue	6,995	46	8,454	45	1,459	21
Maintenance and services revenue:
Maintenance fees	5,648	37	7,544	40	1,896	34
Allocated term maintenance	404	2	450	2	46	11
Services	2,265	15	2,393	13	128	6

Total maintenance and services revenue	8,317	54	10,387	55	2,070	25

Total revenue	$15,312	100%	$18,841	100%	$3,529	23%

     The $1.1 million increase in perpetual license revenue was attributable principally to increased adoption of Affinium in our customer base and sales of Affinium to new customers, as well as sales of Sane’s web analytics product.
     A term arrangement includes, for a bundled fee, (a) the right to use our software for a specified period of time, (b) updates and upgrades to our software, and (c) technical support. As a result, fees paid in connection with a term arrangement are allocated between license revenue and maintenance based on estimated fair value. The increases in term license revenue from the three months ended March 31, 2005 to the three months ended March 31, 2006 primarily reflected an increase in the number of customers using our products. Substantially all of our term license revenues result from our partnership arrangements with marketing service providers.
     Maintenance fees revenue is associated with the sale of perpetual licenses and maintenance renewal agreements from our existing installed customer base. The $1.9 million increase in maintenance fees revenue primarily reflected an increased number of maintenance agreements resulting from growth in our installed customer base.
     The $128,000 increase in services revenue resulted principally from increased consulting activity in Europe, offset by a slight year-over-year decline in our U.S. consulting activity.

	Three Months Ended March 31,
	2005		2006
					Period-to-Period
		Percentage of		Percentage of	Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)
Recurring revenue:
Term fees:
Allocated term license	$732	5%	$1,089	6%	$357	49%
Allocated term maintenance	404	2	450	2	46	11

Total term fees	1,136	7	1,539	8	403	35
Maintenance fees	5,648	37	7,544	40	1,896	34

Total recurring revenue	6,784	44	9,083	48	2,299	34
Nonrecurring revenue:
Perpetual license	6,263	41	7,365	39	1,102	18
Services	2,265	15	2,393	13	128	6

Total nonrecurring revenue	8,528	56	9,758	52	1,230	14

Total revenue	$15,312	100%	$18,841	100%	$3,529	23%

     Recurring revenue is comprised of maintenance and term agreements. For both arrangements, we generally invoice customers in annual or quarterly installments and collect billings in advance. Revenue is deferred at the time the term arrangement or maintenance agreement is initiated and is recognized ratably over the life of the arrangement or agreement.
     The $2.3 million increase in recurring revenue resulted from growth in maintenance fees revenue, reflecting an increase in our installed customer base, and increased term revenue as a result of an increased number of customers using our products.
     Recurring revenue as a percentage of total revenues has increase from 44% to 48% from the three months ended March 31, 2005 to the three months ended March 31, 2006, resulting from maintenance renewal rates of approximately 90%. Differences in the mix of our perpetual license revenue and our term fees revenue could cause our revenue, gross margins and profitability to vary from our expectations.

	Three Months Ended March 31,
	2005		2006
					Period-to-Period
		Percentage of		Percentage of	Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)
Americas	$11,423	75%	$14,591	77%	$3,168	28%
International	3,889	25	4,250	23	361	9

Total revenue	$15,312	100%	$18,841	100%	$3,529	23%

     Revenue by geographic regions is determined based on the locations of customers. Total revenue from Americas, which is comprised substantially of revenue from the U.S. and Canada, increased by $3.2 million, reflecting increased revenue from licenses and maintenance, offset by a slight decline in services revenue.
     Total international revenue increased by $361,000, reflecting increases in license, service and maintenance revenue in Europe, offsetting lower revenue in Asia. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from quarter to quarter.
Cost of Revenue

	Three Months Ended March 31,
	2005		2006
					Period-to-Period
		Percentage of		Percentage of	Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)
License	$212	3%	$438	5%	$226	107%
Maintenance and services	2,665	32	3,242	31	577	22

Total cost of revenue	$2,877	19%	$3,680	20%	$803	28%

     The increase in cost of revenue was primarily due to an increase in labor-related costs, as well as an increase in amortization of developed technology acquired in the three months ended March 31, 2006.

Gross Profit

	Three Months Ended March 31,
	2005		2006
					Period-to-Period
		Gross Margin		Gross Margin	Change
		on Related		on Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)
License	$6,783	97%	$8,016	95%	$1,233	18%
Maintenance and services	5,652	68	7,145	69	1,493	26

Total gross profit	$12,435	81%	$15,161	80%	$2,726	22%

     Gross profit increased in absolute dollars due to higher overall revenue. Gross margin percentage, however, decreased slightly due to amortization of intangibles resulting from purchased technologies during fiscal year 2006. Royalties paid for third-party licensed technology represented approximately 1% of total license revenue. We expect the gross margin percentage to decrease in the foreseeable future due to increases in amortization of intangibles and royalties paid to third parties.
Operating Expenses

	Three Months Ended March 31,
	2005		2006
					Period-to-Period
		Percentage of		Percentage of	Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)
Sales and marketing	$6,756	44%	$7,543	40%	$787	12%
Research and development	2,820	18	4,022	21	1,202	43
General and administrative	1,612	11	2,674	14	1,062	66
In-process research and development and amortization of intangible assets	119	1	4,202	22	4,083	3431

Total operating expenses	$11,307	74%	$18,441	98%	$7,134	63%

     Sales and Marketing. The $787,000 increase in sales and marketing expense principally reflected an increased investment in our sales force. Marketing programs expenses, including lead generation programs such as tradeshows, were relatively unchanged from the same period last year. We expect sales and marketing expense to continue to increase in absolute dollars and increase slightly as a percentage of total revenue for the remainder of the year.
     Research and Development. The $1.2 million increase in research and development, which is comprised of labor and related expenses driven by increased personnel, reflects increased investment in expanding our product offering within the Affinium suite of products, specifically including an increase of development resources from the MarketSoft acquisition. We expect research and development expense to increase in absolute dollars for the remainder of the year, but to remain relatively comparable as a percentage of total revenue.
     General and Administrative. The $1.1 million increase in general and administrative expense reflects increased personnel and related labor-cost increases, and outside professional services costs increases associated with becoming a public company. We expect general and administrative expense to continue to increase in absolute dollars and as a percentage of total revenue for the remainder of fiscal 2006 as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit fees and costs of compliance with the Sarbanes-Oxley Act.
     In-Process Research and Development and Amortization of Intangible Assets. In connection with the acquisition of the Sane business by us on March 22, 2006, we recorded a $4.0 million charge in the three months ended March 31, 2006 to write-off acquired in-process research and development, for which technological feasibility had not been established and for which alternative future uses did not exist.

Operating and Other Income

	Three Months Ended March 31,
	2005		2006
					Period-to-Period
		Percentage of		Percentage of	Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)
Income (loss) from operations	$1,128	7%	$(3,280)	(17)%	$(4,408)		*
Interest income, net	90	1	528	3	438	487
Other income (expense), net	(93)	(1)	6	—	99		*

Income (loss) before income taxes	$1,125	7%	$(2,746)	(14)%	$(3,871)		*

*	This change was not meaningful.
     The $4.4 million decrease in income from operations resulted from a $7.1 million increase in aggregate operating expenses, which included a $4.0 million charge for in-process research and development in connection with the Sane acquisition, and which was offset in part by a $2.7 million increase in gross profits.
     Interest income, net consisted of interest income generated from the investment of our cash balances, less related bank fees. The $438,000 increase in interest income, net principally reflected a higher cash balance from the investment of proceeds from our initial public offering, and, to a lesser extent, higher interest rates.
     Other income (expense), net consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and charges. The $93,000 expense in the three months ended March 31, 2005 was the result of unfavorable foreign currency exchange rates. The $6,000 income in the three months ended March 31, 2006 was primarily the result of slightly favorable foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended March 31,
	2005		2006
					Period-to-Period
		Percentage of		Percentage of	Change
		income (loss) Before		income (loss) Before
		Provision for		Provision for		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
	(Dollars in thousands)
Provision for (benefit from) income taxes	$394	35.0%	$(1,003)	36.5%	$(1,397)		*

*	This change was not meaningful.
     The change in the provision for income taxes to a benefit from income taxes principally reflects the $2.7 million loss before income taxes, offset in part by a 1.5-percent increase in our effective tax rate, as a result of a $75,000 discrete event which resulted in an income tax benefit for the three months ended March 31, 2006.
     At September 30, 2005, we had available state research and development credit carryforwards of $22,000, net of federal benefit, that expire through fiscal 2010, foreign net operating loss carryforwards of $329,000 that do not expire and foreign tax credit carryforwards of $163,000 that expire through 2010. We had no U.S. net operating loss carryforwards. The extent to which we can benefit from our deferred tax assets in future fiscal years will depend on the amount of taxable income we generate. Our effective tax rate may fluctuate on a quarterly basis due to the volatility caused by the tax impact related to accounting for stock-based compensation pursuant to the provisions of SFAS 123R, changes in tax laws, change in mix of jurisdictional earnings or discrete events.
Comparison of Six Months Ended March 31, 2005 and 2006
Revenue

	Six Months Ended March 31,
	2005		2006
					Period-to-Period
		Percentage of		Percentage of	Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)
License revenue:
Perpetual license	$12,559	42%	$14,793	40%	$2,234	18%
Allocated term license	1,383	5	2,205	6	822	59

Total license revenue	13,942	47	16,998	46	3,056	22
Maintenance and services revenue:
Maintenance fees	11,027	37	14,308	39	3,281	30
Allocated term maintenance	739	2	873	3	134	18
Services	4,237	14	4,257	12	20	< 1

Total maintenance and services revenue	16,003	53	19,438	54	3,435	21

Total revenue	$29,945	100%	$36,436	100%	$6,491	22%

     The $2.2 million increase in perpetual license revenue was attributable principally to increased adoption of Affinium in our customer base and sales of Affinium to new customers, as well as sales of Sane’s web analytics product.
     The increases in term revenue from the six months ended March 31, 2005 to the six months ended March 31, 2006 primarily reflected an increase in our installed customer base.
     Maintenance fees revenue is associated with the sale of perpetual licenses and maintenance renewal agreements from our existing installed customer base. The $3.3 million increase is due to growth in our installed customer base.
     The $20,000 increase in services revenue resulted principally from consulting activity in Europe offsetting a slight year-over-year decline in the U.S.

	Six Months Ended March 31,
	2005		2006
					Period-to-Period
		Percentage of		Percentage of	Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)
Recurring revenue:
Term fees:
Allocated term license	$1,383	5%	$2,205	6%	$822	59%

Allocated term maintenance	739	2	873	3	134	18

Total term fees	2,122	7	3,078	9	956	45
Maintenance fees	11,027	37	14,308	39	3,281	30

Total recurring revenue	13,149	44	17,386	48	4,237	32
Nonrecurring revenue:
Perpetual license	12,559	42	14,793	40	2,234	18
Services	4,237	14	4,257	12	20	< 1

Total nonrecurring revenue	16,796	56	19,050	52	2,254	13

Total revenue	$29,945	100%	$36,436	100%	$6,491	22%

     The $4.2 million increase in total recurring revenue resulted primarily from growth in maintenance fees revenue reflecting an increase in our installed customer base, and increased term revenue as a result of an increased number of customers using our products..
     Recurring revenue as a percentage of total revenues has increase from 44% to 48% from the six months ended March 31, 2005 to the six months ended March 31, 2006. We expect recurring revenue increases to be smaller for the remainder of the current fiscal year. Actual mix of our perpetual license and term fees revenue can fluctuate from quarter to quarter, affecting gross margins and profitability.

	Six Months Ended March 31,
	2005		2006
					Period-to-Period
		Percentage of		Percentage of	Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)
Americas	$23,709	79%	$28,711	79%	$5,002	21%
International	6,236	21	7,725	21	1,489	24

Total revenue	$29,945	100%	$36,436	100%	$6,491	22%

     Revenue by geographic regions is determined based on the locations of customers. Total revenue from Americas, which is comprised substantially of revenue from the U.S. and Canada, increased by $5.0 million, reflecting increased revenue from licenses and maintenance, offset by a slight decline in services revenue.
     Total international revenue, which includes revenue primarily from Europe, but also from Asia and the Pacific region, increased by $1.5 million, substantially all of which was from increases in license and maintenance revenue from European customers.
Cost of Revenue

	Six Months Ended March 31,
	2005		2006
					Period-to-Period
		Percentage of		Percentage of	Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)
License	$413	3%	$709	4%	$296	72%
Maintenance and services	4,989	31	6,088	31	1,099	22

Total cost of revenue	$5,402	18%	$6,797	19%	$1,395	26%

     The increase in cost of revenue was primarily due to an increase in labor-related costs, as well as an increase in amortization of developed technology acquired during the six months ended March 31, 2006.
Gross Profit

	Six Months Ended March 31,
	2005		2006
					Period-to-Period
		Gross Margin		Gross Margin	Change
		on Related		on Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)
License	$13,529	97%	$16,289	96%	$2,760	20%
Maintenance and services	11,014	69	13,350	69	2,336	21

Total gross profit	$24,543	82%	$29,639	81%	$5,096	21%

     Gross profit increased in absolute dollars due to higher overall revenue. Gross margin percentage, however, decreased slightly due to amortization of intangibles resulting from purchased technologies during fiscal year 2006. Royalties paid for third-party licensed technology represented approximately 1% of total license revenue. We expect the gross margin percentage to decrease in the foreseeable future due to increases in amortization of intangibles and royalties paid to third parties. Gross margin on maintenance and services revenue decreased as a result of higher people-related costs.
Operating Expenses

	Six Months Ended March 31,
	2005		2006
					Period-to-Period
		Percentage of		Percentage of	Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)
Sales and marketing	$13,464	45%	$14,505	40%	$1,041	8%
Research and development	5,410	18	7,384	20	1,974	36
General and administrative	3,050	10	4,951	13	1,901	62
In-process research and development and amortization of intangible assets	236	1	4,310	12	4,074	1727

Total operating expenses	$22,160	74%	$31,150	85%	$8,990	41%

     Sales and Marketing. The $1.0 million increase in sales and marketing expense principally reflected an increased investment in our sales force. Marketing programs expenses, including lead generation programs such as tradeshows, were relatively unchanged from the same period last year. We expect sales and marketing expense to continue to increase in absolute dollars and increase slightly as a percentage of total revenue for the remainder of the year.
     Research and Development. The $2.0 million increase in research and development, which is comprised of labor and related expenses driven by increased personnel, reflects increased in investment in the expansion of our product offering within the Affinium suite of products, specifically including an increase of development resources from the MarketSoft acquisition. We expect research and development expense to increase in absolute dollars for the foreseeable future as we continue to expand our product offerings, but to remain comparable as a percentage of total revenue.
     General and Administrative. The $1.9 million increase in general and administrative expense reflects increased personnel and related labor-cost increases, and outside professional services costs increases associated with becoming a public company, as well as severance costs. We expect general and administrative expense to continue to increase in absolute dollars and as a percentage of total revenue for the remainder of fiscal 2006 as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit fees and costs of compliance with the Sarbanes-Oxley Act.
     In-Process Research and Development and Amortization of Intangible Assets. In connection with the acquisition of the Sane business by us on March 22, 2006, we recorded a $4.0 million charge in the six months ended March 31, 2006 to write-off acquired in-process research and development, for which technological feasibility had not been established and for which alternative future uses did not exist.
Operating and Other Income

	Six Months Ended March 31,
	2005		2006
					Period-to-Period
		Percentage of		Percentage of	Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)
Income (loss) from operations	$2,383	8%	$(1,511)	(4)%	$(3,894)		*
Interest income, net	164	1	1,065	3	901	549
Other income (expense), net	121	0	(110)	(1)	(231)		*

Income (loss) before income taxes	$2,668	9%	$(556)	(2)%	$(3,224)		*

*	This change was not meaningful.

     The $3.9 million decrease in income from operations resulted from a $9.0 million increase in aggregate operating expenses in fiscal 2006, which included a $4.0 million charge for in-process research and development, and which was offset in part by a $5.1 million increase in gross profits.
     Interest income, net consisted of interest income generated from the investment of our cash balances, less related bank fees. The $901,000 increase in interest income, net principally reflected a higher cash balance from the investment of proceeds from our initial public offering, and, to a lesser extent, to higher interest rates.
     Other income (expense), net consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and charges. The $121,000 income in the six months ended March 31, 2005 was the result of favorable foreign currency exchange rates. The $111,000 expense in the six months ended March 31, 2006 was primarily the result of unfavorable foreign currency exchange rates.
Provision for (Benefit from) Income Taxes

	Six Months Ended March 31,
	2005		2006
					Period-to-Period
		Percentage of		Percentage of	Change
		income (loss) Before		income (loss) Before
		Provision for		Provision for		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
	(Dollars in thousands)
Provision for (benefit from) income taxes	$934	35.0%	$(247)	44.4%	$(1,181)		*

*	This change was not meaningful.
     The change in the provision for income taxes to a benefit from income taxes principally reflects the $556,000 loss before income taxes. Additionally, a discrete event occurred during the six months ended March 31, 2006, which increased the tax benefit by 13.5 percent, offset by a change in the mix in jurisdictional earnings.
     At September 30, 2005, we had available state research and development credit carryforwards of $22,000, net of federal benefit, that expire through fiscal 2010, foreign net operating loss carryforwards of $329,000 that do not expire and foreign tax credit carryforwards of $163,000 that expire through 2010. We had no U.S. net operating loss carryforwards. The extent to which we can benefit from our deferred tax assets in future fiscal years will depend on the amount of taxable income we generate. Our effective tax rate may fluctuate on a quarterly basis due to the volatility caused by the tax impact related to accounting for stock-based compensation pursuant to the provisions of SFAS 123R, changes in the tax laws, change in the mix of jurisdictional earnings or discrete events.
Liquidity and Capital Resources
Resources
     Since fiscal 2002, we have funded our operations principally with cash flow from operations, which was driven principally by growth in advanced payments relating to deferred revenue and net income, and $38.5 million of net proceeds to the Company from our August 2005 initial public offering of 4,470,000 shares of our common stock.
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

Statement of Cash Flows
•	Net cash provided by operating activities was $7.5 million for the six months ended March 31, 2006 and consisted primarily of (a) $309,000 of net loss, adjusted for $1.9 million of noncash expenses and a $4.0 million in-process research and development charge resulting from the Sane acquisition, (b) a $3.9 million increase in advanced payments relating to deferred revenue, offset by (c) a $647,000 decrease in accounts payable and accrued expenses, and a $1.8 million increase in prepaid expenses and other assets.

•	Net cash used in investing activities was $21.9 million for the six months ended March 31, 2006 consisting primarily of cash payments of $28.3 million to fund the acquisitions of MarketSoft and Sane, as well as the purchase of $661,000 of property and equipment, partially offset by $7.1 million of net proceeds from the sale and maturities of short-term investments.

•	Net cash provided by financing activities was $719,000 for the six months ended March 31, 2006, consisting entirely of proceeds from exercises of stock options.
Working Capital
     The following table sets forth selected working capital information:

	As of	As of
	September 30,	March 31,
	2005	2006
	(In thousands)
Cash and cash equivalents (excludes restricted cash)	$43,754	$30,102
Restricted cash	144	244
Short-term investments	16,171	9,040
Accounts receivable, net of allowance for doubtful accounts	15,220	15,739
Working capital	45,298	19,274
     Our cash and cash equivalents at March 31, 2006 were held for working capital purposes and were invested primarily in commercial paper and money market funds. Our short-term investments at March 31, 2006 consisted of commercial paper and corporate debentures. We do not enter into investments for trading or speculative purposes.
     Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 79 days at September 30, 2005 and 74 days at March 31, 2006. The decrease in DSO at March 2006 reflects the impact of increased collections activity at the end of the quarter, offset by the effect of receivables acquired from the Sane acquisition.
Requirements
     Capital Expenditures. We make capital expenditures primarily to acquire computer and other equipment, software, furniture and leasehold improvements to support the growth of our business. Our capital expenditures, net of acquisition, totaled $661,000 in the six months ended March 31, 2006, and related primarily to leasehold improvements and purchases of office equipment to support increased headcount.
     Acquisitions. On December 20, 2005, we entered into the Purchase Agreement with MarketSoft, pursuant to which we acquired certain assets of MarketSoft in exchange for $7.3 million in cash and the assumption of specified liabilities of MarketSoft. On March 22, 2006, we acquired Sane, in exchange for $28.5 million in cash, common stock, and the assumption of specified liabilities.
     We believe our existing cash and cash equivalents and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rates of our revenue growth, our introduction of new products, and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products that will complement our existing operations. In the event additional funding is required, we may not be able to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us or at all.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
     Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Some of our agreements with foreign customers involve payments denominated in currencies other than the U.S. dollar, which may create foreign currency exchange risks for us. Revenue denominated in currencies other than the U.S. dollar represented 18% of total revenue in fiscal 2004, 14% in fiscal 2005 and 14% in the six months ended March 31, 2006.
     As of March 31, 2006, we had $4.1 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of March 31, 2006, the fair value of our receivables denominated in currencies other than the U.S. dollar would have fluctuated by $375,000. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense). Exchange rate fluctuations on long-term intercompany accounts, which are invested indefinitely without repayment terms, are recorded in other comprehensive income in stockholders’ equity.
Interest Rate Risk
     At March 31, 2006, we had unrestricted cash and cash equivalents totaling $30.1 million and short-term investments totaling $9.0 million. These amounts were invested primarily in commercial paper, money market funds and corporate debentures, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     On May 26, 2005, NetRatings, Inc. (NetRatings), filed a suit for patent infringement against Sane Solutions, LLC (Sane) alleging that Sane’s NetTracker software infringes upon the patents owned by NetRatings. The suit was filed in the U.S. District Court for the Southern District of New York seeking unspecified monetary relief. On March 22, 2006, the Company completed its acquisition of

Sane. On April 12, 2006, NetRatings amended the complaint, adding the Company as a defendant to the lawsuit. Discovery in the suit is currently ongoing, with a discovery deadline set for September 29, 2006. Based on currently available information, the Company believes that NetRatings’ allegations lack merit, and plans to vigorously defend against this action.
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
     The following discussion includes two revised risk factors (“Intellectual property litigation and infringement claims may cause us to incur significant expenses or prevent us from selling our software products.” and “We may enter into acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.”) that reflect material developments subsequent to the discussion of risk factors included in our most recent quarterly report on Form 10-Q.
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
     Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter. This variability may lead to volatility in our stock price as equity research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:
•	the timing and size of our licensing transactions;

•	the mix of perpetual licenses and term arrangements;

•	lengthy and unpredictable sales cycles;

•	the timing of development, introduction and market acceptance of new products or product enhancements by us or our competitors;

•	the timing of acquisitions of businesses and products by us or our competitors;

•	product and price competition;

•	the mix of higher-margin license revenue and lower-margin service revenue;

•	changes in our operating expenses;

•	software defects or other product quality problems;

•	our ability to hire, train and retain sufficient sales, service and other personnel;

•	fluctuations in currency exchange rates; and

•	fluctuations in economic and financial market conditions.

•	resolution of litigation, claims and other contingencies

•	expenses related to litigation, claims and other contingencies
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
     Sales of licenses of our Affinium Campaign software accounted for 73% of our total license revenue in fiscal 2004, 79% of our total license revenue in fiscal 2005 and 70% of our total license revenue in the six months ended March 31, 2006. We expect to derive a substantial portion of our license revenue for the foreseeable future from current and future versions of our Affinium Campaign software, and our operating results will depend significantly upon the level of demand for this software. Demand for our Affinium

Campaign software may decline due to a number of factors, including increased market penetration by products of our competitors or slower growth in the EMM market than we anticipate. If demand for our Affinium Campaign software decreases significantly, our operating results will be adversely affected and we may incur operating losses.
If we fail to develop or acquire new software products or enhance existing products, we will not be able to achieve our anticipated level of growth.
     The EMM market is characterized by:
•	rapid technological developments;

•	evolving industry standards;

•	changes in customer requirements and marketing processes; and

•	frequent new product introductions and enhancements.
     We must introduce new software products and enhance existing products in order to meet our business plan, keep pace with technological developments, satisfy increasing customer requirements, increase awareness of EMM software generally and of our company and products in particular, and maintain our competitive position. Any new products we develop may not be introduced in a timely manner and may not achieve market acceptance sufficient to generate significant revenue. Furthermore, we expect other companies to develop and market new products that will compete with, and reduce the demand for, our products. We cannot assure you that we will be successful in developing or otherwise acquiring, marketing and licensing new products or product updates and upgrades that meet changing industry standards and customer demands, or that we will not experience difficulties that could delay or prevent the successful development, marketing and licensing of these products. If we are unable to develop or acquire new products successfully, to enhance our existing products, or to position or price our products to meet market demand, we may not be able to achieve our anticipated level of growth and our revenue and other operating results would be adversely affected.
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
     Our future success depends upon the continued service of our executive officers and other key sales, marketing, service, engineering and technical staff. The loss of the services of our executive officers and other key personnel would harm our operations. In particular, Yuchun Lee, our co-founder, chief executive officer, president and chairman, is critical to the management of our business and operations, as well as to the development of our strategic direction. In addition, Ralph Goldwasser has recently joined the company as our senior vice president and chief financial officer replacing Richard Darer, our former vice president and chief financial officer who departed our company in March 2006. None of our officers or key personnel is bound by an employment agreement, and we do not maintain key person life insurance on any of our employees other than our chief executive officer. In addition, our future success will depend in large part on our ability to attract a sufficient number of highly qualified personnel, and there can be no assurance that we will be able to do so. Competition for qualified personnel in the software industry is intense, and we compete for these personnel with other software companies that have greater financial, technical, marketing, service and other resources than we do. If we fail to retain our key personnel and to attract new personnel, we will not be able to achieve our anticipated level of growth and our operating results could be adversely affected.
Our international operations expose us to additional business risks, and failure to manage these risks may adversely affect our business and operating results.
     We have sales offices across the United States, including at our headquarters in Waltham, Massachusetts, as well as in France, the United Kingdom, Singapore, Germany, Belgium, the Netherlands and Spain. In addition, we opened a research and development office in India in October 2004. Revenue from customers located outside of the Americas accounted for $12.7 million, or 26% of total revenue, in fiscal 2004, $12.8 million, or 20% of total revenue, in fiscal 2005 and $7.7 million, or 21% of total revenue, in the six months ended March 31, 2006. Our international operations are subject to a number of risks and potential costs, including:
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
     Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. In addition, as of March 31, 2006, we had $4.1 million of receivables denominated in currencies other than the U.S. dollar. As a result, our operating results and cash flows are subject to fluctuations due to changes in the relative values of the U.S. dollar and foreign currencies. These fluctuations could negatively affect our operating results and could cause our net income or loss to vary from quarter to quarter. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.
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
     In fiscal 2005 and during the first six months of fiscal 2006, we significantly expanded our operations. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our software offerings, projected increases in our customer base, and anticipated growth in the number and complexity of software implementations. Our expansion has placed, and will continue to place, a significant strain on our management, sales, services, development and financial infrastructure. In particular, we must further expand and improve our accounting, management and operational controls and our reporting systems and procedures. Our future success will depend in part upon our ability to expand our infrastructure and manage our continuing operational growth effectively.
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
     In December 2004, the FASB issued SFAS 123 (revised 2004), Share Based Payment (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. We adopted SFAS 123R in the first quarter of fiscal 2006 and recognized stock-based compensation expense of $527,000 as a result of the adoption of SFAS 123R for the three months ended March 31, 2006. For the six months ended March 31, 2006, we recognized stock-based compensation expense of $787,000 as a result of the adoption of SFAS 123R. Our use of a different option pricing model, however, may have resulted in a different expense. In addition, the adoption of SFAS 123R did not affect our cash flow from operations or cash flow from financing activities.
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
     Our success depends in large part on our proprietary technology. We rely on a combination of patents, trademarks, copyrights, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our software products and services. We cannot assure you that these protections will be adequate to prevent our competitors from copying or reverse-engineering our products, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. As of March 31, 2006, we had five issued U.S. patents and seven pending U.S. patent applications. We may, however, be unable to obtain additional patent protection in the future. In addition, any current or future patents issued to us may not provide us with any competitive advantages, or may be challenged by third parties. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Accordingly, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
     In addition, effective patent, trademark, copyright, service mark and trade secret protection may not be available to us in every country in which our software products are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. To date, we have applied for a limited number of patents outside of the United States. Therefore, to the extent that we continue to increase our international selling activities, our exposure to unauthorized copying and use of our products and proprietary information will continue to increase.
     We have entered into agreements with many of our customers, MSPs and systems integrators that require us to maintain the source code of our software products in escrow. These agreements typically provide that these parties will have limited, nonexclusive rights to use the source code under certain circumstances in which we are unable or unwilling to provide product support, including in the event of our bankruptcy. We may be unable, however, to control the actions of our customers, MSPs and systems integrators that have entered into these agreements, and our business may be harmed if one or more customers, MSPs or systems integrators use the source code for purposes other than those permitted by the escrow provisions.
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
     On May 26, 2005, NetRatings, Inc. (NetRatings), filed a suit for patent infringement against Sane Solutions, LLC (Sane) alleging that Sane’s NetTracker software infringes upon the patents owned by NetRatings. The suit was filed in the U.S. District Court for the Southern District of New York seeking unspecified monetary relief. On March 22, 2006, the Company completed its acquisition of

Sane. On April 12, 2006, NetRatings amended the complaint, adding the Company as a defendant to the lawsuit. Discovery in the suit is currently ongoing, with a discovery deadline set for September 29, 2006.
     We cannot assure you that other third parties will not assert in the future that our technology violates their intellectual property rights or that we will not be the subject of a material intellectual property dispute. EMM software developers may become increasingly subject to infringement claims as the number of commercially available EMM software products increases and the functionality of these products further overlaps.
     Regardless of the merit of any particular claim that our technology violates the intellectual property rights of others, responding to such claims may require us to:
•	incur substantial expenses and expend significant management efforts;

•	pay damages;

•	cease making, licensing or using products that are alleged to incorporate the intellectual property of others; • enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies; and

•	expend additional development resources to redesign our products.
     We may also be required to indemnify customers, MSPs or systems integrators for their use of the intellectual property associated with the current suit or for other third-party products that are incorporated into our products and that infringe the intellectual property rights of others. If we are unable to resolve our legal obligations by settling or paying an infringement claim or a related indemnification claim as described above, we may be required to refund amounts that we had received under the contractual arrangement with the customers, MSPs or systems integrators.
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
     We intend to pursue acquisitions of businesses, technologies and products that will complement our existing operations. On December 20, 2005, we acquired certain assets of MarketSoft Software Corporation in exchange for $7.3 million in cash and the assumption of specified liabilities as further described in Note 7 to the notes to the condensed consolidated financial statements. On March 22, 2006, we acquired Sane Solutions, LLC. We cannot assure you that these acquisitions or any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:
•	difficulties in integrating the operations and personnel of the acquired companies;

•	maintenance of acceptable standards, controls, procedures and policies;

•	potential disruption of ongoing business and distraction of management;

•	impairment of relationships with employees and customers as a result of any integration of new management and other personnel;

•	inability to maintain relationships with customers of the acquired business;

•	difficulties in incorporating acquired technology and rights into products and services;

•	failure to achieve the expected benefits of the acquisition;

•	unexpected expenses resulting from the acquisition;

•	potential unknown liabilities associated with acquired businesses; and

•	unanticipated expenses related to acquired technology and its integration into existing technology.
•	litigation.
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
     The following factors, most of which are outside of our control, could cause the market price of our common stock to decrease significantly:
•	loss of any of our major customers;

•	departure of key personnel;

•	variations in our quarterly operating results;

•	announcements by our competitors of significant contracts, new products or product enhancements, acquisitions, distribution partnerships, joint ventures or capital commitments;

•	changes in governmental regulations and standards affecting the software industry and our products, including implementation of additional regulations relating to consumer data privacy;

•	decreases in financial estimates by equity research analysts;

•	sales of common stock or other securities by us in the future;

•	decreases in market valuations of software companies; and

•	fluctuations in stock market prices and volumes.

•	damages, settlements, legal fees and other costs related to litigation, claims and other contingencies
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
     If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock. Substantially all of our stockholders prior to the initial public offering were subject to lock-up agreements with the underwriters that restricted their ability to transfer their stock until the close of the market on February 17, 2006. Upon expiration of the lock-up agreements, an additional 13,393,740 shares of our common stock were eligible for sale in the public market. The market price of shares of our common stock may continue to be influenced by the sale of shares of our common stock into the market which were previously ineligible for resale prior to expiration of the lock-up agreements. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.
Our directors and executive officers will continue to have substantial control over us and could limit the ability of stockholders to influence the outcome of key transactions, including changes of control.
     We anticipate that our executive officers and directors and entities affiliated with them will, in the aggregate, beneficially own a significant amount of our outstanding common stock in the near term. In particular, Yuchun Lee, our co-founder, chief executive officer, president and chairman, beneficially owned 25% of our outstanding common stock as of March 31, 2006. Our executive officers, directors and affiliated entities, if acting together, would be able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We sold an aggregate of 4,470,000 shares of our common stock, $0.01 par value, in our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-120615) that was declared effective by the SEC on August 3, 2005. Our aggregate net proceeds totaled $38.5 million, consisting of net proceeds of $31.8 million from our sale of 3,750,000 shares in the firm commitment initial public offering and $6.7 million from our sale of 720,000 shares upon the exercise of an over-allotment option granted to the underwriters in the offering. We have used a portion of the proceeds to fund a $1.0 million redemption payment to the holders of our Series B Preferred Stock as of August 3, 2005. With the exception of this payment and the acquisition of MarketSoft and Sane, none of our net proceeds from the initial public offering have been applied. Pending such application, we have invested the remaining net proceeds in cash, cash equivalents and short-term investments, in accordance with our investment policy, in commercial paper, money-market mutual funds and municipal bonds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.
     We issued 151,894 shares of our common stock, $0.01 par value, in connection with our acquisition of Sane.
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
May 15, 2006
UNICA CORPORATION
/s/ Yuchun Lee
Yuchun Lee
Chief Executive Officer, President and Chairman
/s/ Ralph A. Goldwasser
Ralph A. Goldwasser
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit		Filed	SEC	Original
Number	Description	Herewith	Form Filing Date	Exhibit No.

2.1	Agreement and Plan of Merger, dated as of March 7, 2006, by and among Unica Corporation, Lorax Acquisition Corp., and Sane Solutions, LLC (1)		8-K filed on March 13, 2006

10 .1*	2005 Stock Incentive Plan, as amended	X

10 .2*	Transition Agreement dated January 31, 2006 between Unica Corporation and Richard M. Darer		10-Q filed on February 14, 2006

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31. 2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32. 1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 13, 2006.