Form 10-Q
period 2006-06-30
UNICA CORP
filed 2006-08-14
CIK 1138804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51461
Unica Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3174345
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

170 Tracer Lane
Waltham, Massachusetts	02451-1379
(Address of principal executive offices)	(zip code)
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
     Number of shares of the registrant’s common stock outstanding as of August 8, 2006: 19,549,433

UNICA CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I — Financial Information
Item 1.
UNICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	June 30,
	2005	2006
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$43,754	$38,191
Restricted cash	144	248
Short-term investments	16,172	3,629
Accounts receivable, net of allowance for doubtful accounts of $569 and $568, respectively	15,220	18,772
Purchased customer receivables	—	971
Deferred tax asset, net of valuation allowance	926	853
Prepaid expenses and other current assets	1,002	2,787

Total current assets	77,218	65,451

Property and equipment, net	1,630	2,191
Purchased customer receivables, long-term	—	1,785
Acquired intangible assets, net	253	7,952
Goodwill	2,337	20,915
Deferred tax asset, long-term	—	1,713
Other assets	166	398

Total assets	$81,604	$100,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,356	$3,076
Accrued expenses	9,241	13,784
Short-term deferred revenue	21,323	26,952

Total current liabilities	31,920	43,812

Long-term deferred revenue	3,311	4,475

Total liabilities	35,231	48,287

Commitments and contingencies
Stockholders’ equity:
Common stock	189	195
Additional paid-in capital	44,927	50,677
Retained earnings	1,097	1,003
Accumulated other comprehensive income	160	243

Total stockholders’ equity	46,373	52,118

Total liabilities and stockholders’ equity	$81,604	$100,405

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Revenue:
License	$7,416	$10,509	$21,358	$27,507
Maintenance and services	8,950	11,198	24,953	30,636

Total revenue	16,366	21,707	46,311	58,143

Costs of revenue(1):
License	266	686	679	1,395
Maintenance and services	2,854	3,853	7,843	9,941

Total cost of revenue	3,120	4,539	8,522	11,336

Gross profit	13,246	17,168	37,789	46,807

Operating expenses(1):
Sales and marketing	6,586	8,992	20,050	23,497
Research and development	3,073	4,775	8,483	12,159
General and administrative	1,863	3,197	4,913	8,148
In-process research and development	—	—	—	4,037
Amortization of acquired intangible assets	114	442	350	715

Total operating costs and expenses	11,636	17,406	33,796	48,556

Income (loss) from operations	1,610	(238)	3,993	(1,749)
Other income:
Interest income, net	119	401	283	1,466
Other income (expense), net	(146)	38	(25)	(72)

Total other income (loss)	(27)	439	258	1,394
Income (loss) before income taxes	1,583	201	4,251	(355)
Provision for (benefit from) income taxes	512	(14)	1,446	(261)

Net income (loss)	$1,071	$215	$2,805	$(94)

Net income (loss) per common share:
Basic	$0.06	$0.01	$0.15	$0.00

Diluted	$0.05	$0.01	$0.13	$0.00

Shares used in computing net income (loss) per common share:
Basic	10,091,598	19,472,327	9,853,383	19,164,454

Diluted	11,367,280	20,329,359	11,373,925	19,164,454

(1) Amounts include stock-based compensation expense as follows:
Cost of maintenance and services revenue	$25	$101	$75	$172
Sales and marketing expense	41	280	133	489
Research and development expense	22	214	70	454
General and administrative expense	30	444	90	916

Total stock-based compensation expense	$118	$1,039	$368	$2,031

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	June 30,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$2,805	$(94)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	587	777
Amortization of acquired intangible assets	350	1,115
In-process research and development	—	4,037
Non-cash stock-based compensation charge	368	2,031
Deferred tax benefits	(63)	(1,640)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(704)	(2,387)
Prepaid expenses, purchased customer receivables and other current assets	(36)	(1,255)
Other assets	(112)	(1,457)
Accounts payable	51	1,300
Accrued expenses	990	(717)
Deferred revenue	3,591	7,521

Net cash provided by operating activities	7,827	9,231

Cash flows from investing activities:
Purchase of property and equipment, net of acquisitions	(870)	(1,019)
Net cash paid for acquisitions	—	(28,286)
Sales and maturities of short-term investments	—	21,942
Purchases of short-term investments	—	(9,396)
Decrease (increase) in restricted cash	144	(104)

Net cash used in investing activities	(726)	(16,863)

Cash flows from financing activities:
Payment of deferred offering costs	(1,541)	—
Tax benefit related to exercised stock options	—	816
Proceeds from exercise of stock options	623	1,104
Net cash (used in) provided by financing activities	(918)	1,920

Effect of exchange rate changes on cash and cash equivalents	(98)	149

Net increase (decrease) in cash and cash equivalents	6,085	(5,563)
Cash and cash equivalents at beginning of period	23,773	43,754

Cash and cash equivalents at end of period	$29,858	$38,191

Supplemental disclosure of cash flow information:
Income taxes paid	$1,228	$1,651

Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock dividends	$757	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
1. Business Description and Basis of Presentation
Business Description
     Unica Corporation (the Company) is a global provider of enterprise marketing management (EMM) software designed to help businesses increase their revenues and improve the efficiency and measurability of their marketing operations. The Company has its corporate headquarters in Waltham, Massachusetts, and has sales offices across the United States, as well as in France, the United Kingdom, Singapore, Australia, Germany, Belgium, The Netherlands and Spain. The Company also has an office in India focused on research and development efforts.
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
     The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, the interim condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K (except for the impact of adopting Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment effective October 1, 2005 (SFAS 123(R)) ) and include all adjustments necessary for the fair presentation of the Company’s financial position at June 30, 2006, results of operations for the three and nine months ended June 30, 2005 and 2006, and cash flows for the nine months ended June 30, 2005 and 2006. The interim period results are not necessarily indicative of the results to be expected for any other interim period or the full year.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management evaluates these estimates and assumptions on an ongoing basis. Significant estimates and assumptions made by management include estimates and assumptions regarding revenue recognition, valuation allowances for trade receivables and deferred tax assets, and accounting for equity-based compensation.
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
     On March 22, 2006, the Company completed its acquisition of Sane Solutions, LLC (Sane), a privately-held provider of web analytics software for internet marketing. The merger consideration consisted of cash in an amount equal to $21,774, 151,984 shares of the Company’s common stock valued at $1,804, which were deposited into an escrow account to secure certain indemnification obligations of the former members of Sane, and assumed liabilities and transaction costs of $5,534. Pursuant to the merger agreement, the Company granted restricted stock unit awards for an aggregate of 88,293 shares of the Company’s common stock to specified employees of Sane. The results of operations of Sane have been included in the consolidated financial statements beginning on the date of acquisition (see Note 7).
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
     The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
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
     Perpetual Licenses. Licenses to use the Company’s products in perpetuity generally are priced based on (a) either a customer’s database size (including the number of database records) or a platform fee, and (b) a specified number of users. Because implementation services for the software products are not deemed essential to the functionality of the related software, the Company recognizes perpetual license revenue at the time of product delivery, provided all other revenue criteria have been met.
     When the Company licenses its software on a perpetual basis through a marketing service provider (MSP) or systems integrator, the Company recognizes revenue upon delivery of the licensed software to the MSP or systems integrator only if (a) the customer of the MSP or systems integrator is identified in a written arrangement between the Company and the MSP or systems integrator and (b) all other revenue recognition criteria have been met pursuant to SOP 97-2.
     Term Arrangements. Term arrangements include, for a bundled fee, (a) the right to use the Company’s software for a specified period of time, typically one year, (b) updates and upgrades to software, and (c) technical support. Term arrangements are generally sold through MSPs. Customers are generally invoiced in annual or quarterly installments and are billed in advance of the license period. Revenue, which is allocated between license revenue and maintenance fees revenue based on estimated fair value, is deferred at the time the term arrangement is initiated and is recognized ratably over the life of the arrangement, typically one year.
Maintenance and Services
     Maintenance and services revenue is generated from sales of (a) maintenance, including software updates and upgrades and technical support, associated with the sale of software licenses, and (b) services, including implementation, training and consulting, and reimbursable travel.
     Maintenance. Maintenance is generally sold on an annual basis that includes technical support and software updates and upgrades. Revenue is deferred at the time the maintenance agreement is initiated and is recognized ratably over the term of the maintenance agreement.
     Services. Implementation services include the installation of the Company’s software, identification and sourcing of legacy data, configuration of rules necessary to generate marketing campaigns and other general services for the software. Generally these services are priced on a time-and-materials basis and recognized as revenue when the services are performed; however, in certain circumstances these services may be priced on a fixed-fee basis and recognized as revenue under the proportional performance method. Services revenue also includes billable travel, lodging and other out-of-pocket expenses incurred as part of delivery of services.
     Generally, implementation services for our software products are not deemed essential to the functionality of the software products, and, therefore, services revenue is recognized separately from license revenue.
     In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred, the Company classifies reimbursements received for out-of-pocket expenses incurred as services revenue and classifies the related costs as cost of revenue. The amounts of reimbursed expenses included within revenue and cost of revenue were $323 and $233 for the three months ended June 30, 2005 and 2006, respectively, and $769 and $665 for the nine months ended June 30, 2005 and 2006, respectively.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
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
     The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, the Company’s investments, primarily marketable debt securities and commercial paper, were classified as available-for-sale and were carried at fair market value at June 30, 2006. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income.
     Short-term investments as of June 30, 2006 were as follows:

	Contractual	Amortized	Unrealized	Fair Market
Description	Maturity	Cost	Loss	Value
Corporate debentures and U.S. agency	within 1 year	$2,243	$(4)	$2,239
Commercial paper and other securities	within 1 year	1,390	—	1,390

Total short-term investments		$3,633	$(4)	$3,629

4. Foreign Currency Translation
     The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation.
     The functional currency of the Company’s foreign subsidiaries in the United Kingdom, Singapore and India is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date, except for property and equipment, which are remeasured into U.S. dollars at historical rates. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the United Kingdom, Singapore and India subsidiaries are recorded within other income (expense) in the consolidated income statement. During the three and nine months ended June 30, 2005 and 2006, translation adjustments were not material.
     The functional currency of the Company’s foreign subsidiary in France is the Euro. Accordingly, all assets and liabilities of the French subsidiary are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Revenue and expenses of the French subsidiary are translated to U.S. dollars using the average rates in effect during the period. Any differences resulting from the translation of assets, liabilities and operations of the French subsidiary are recorded within stockholders’ equity as accumulated other comprehensive income.
     Any gains or losses resulting from foreign currency transactions, including the translation of intercompany balances, are recorded in other income (expense) in the consolidated income statement. During the three and nine months ended June 30, 2005 and 2006, foreign currency transaction gains and losses were not material.
5. Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Comprehensive income (loss) represents net income (loss) plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net income (loss)	$1,071	$215	$2,805	$(94)
Other comprehensive income (loss):
Foreign currency translation adjustments	(90)	77	(36)	83
Unrealized gains (losses) on short-term investments, net of related tax effects	—	3	—	—

Comprehensive income (loss)	$981	$295	$2,769	$(11)

     Accumulated other comprehensive income primarily consisted of foreign currency translation adjustments of $161 and $244 at September 30, 2005 and June 30, 2006, respectively.
6. Net Income (Loss) Per Common Share
     The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share (EITF 03-6). EITF 03-6 clarified the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing earnings per share. The Company has determined that its redeemable preferred stock represents a participating security, and therefore has followed the provisions of EITF 03-6 for the three and nine months ended June 30, 2005, the periods in which the redeemable preferred stock was outstanding.
     Under the two-class method, basic net income per share for the three and nine months ended June 30, 2005 was computed by dividing the net income applicable to common stockholders by the weighted-average number of common shares outstanding for each period. Diluted net income per share was computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocated net income first to preferred stockholders based on dividend rights under the Company’s charter and then to preferred and common stockholders, pro rata, based on ownership interests. For the three and nine months ended June 30, 2005, the application of the two-class method was more dilutive than the if-converted method. Diluted net income per share gives effect to all potentially dilutive securities, including stock options using the treasury stock method. For the three and nine months ended June 30, 2006, the Company only had one class of security, common stock, outstanding.
     A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2006	2005	2006
Numerator:
Net income (loss)	$1,071	$215	$2,805	$(94)

Allocation of net income (loss):
Basic:
Accretion of preferred stock dividends	$252	$—	$757	$—
Undistributed net income allocated to preferred stockholders	236	—	599	—

Net income applicable to preferred stockholders	488	—	1,356	—
Net income (loss) applicable to common stockholders	583	215	1,449	(94)

Net income (loss)	$1,071	$215	$2,805	$(94)

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2006	2005	2006
Diluted:
Accretion of preferred stock dividends	$252	$—	$757	$—
Undistributed net income allocated to preferred stockholders	217	—	541	—

Net income applicable to preferred stockholders	469	—	1,298	—
Net income (loss) applicable to common stockholders	602	215	1,507	(94)

Net income (loss)	$1,071	$215	$2,805	$(94)

Denominator:
Weighted-average shares of common stock outstanding	10,091,598	19,472,327	9,853,383	19,164,454
Weighted-average shares of common stock issuable upon exercise of outstanding stock options	1,275,682	857,032	1,520,542	—

Shares used in computing diluted net income (loss) per common share	11,367,280	20,329,359	11,373,925	19,164,454

Calculation of net income (loss) per share:
Basic:
Net income (loss) applicable to common stockholders	$583	$215	$1,449	$(94)

Weighted average shares of common stock outstanding	10,091,598	19,472,327	9,853,383	19,164,454
Net income (loss) per common share	$0.06	$0.01	$0.15	$0.00

Diluted:
Net income (loss) applicable to common stockholders	$602	$215	$1,507	$(94)

Shares used in computing diluted net income (loss) per common share	11,367,280	20,329,359	11,373,925	19,164,454
Net income (loss) per common share	$0.05	$0.01	$0.13	$0.00

Common stock equivalents of 271,840 and 888,449 were excluded from the determination of shares used in computing diluted net income per share for the three months ended June 30, 2005 and 2006, respectively, due to their anti-dilutive effect. For the nine months ended June 30, 2005 and 2006, 176,985 and 667,207 anti-dilutive common stock equivalents were excluded. The above calculation also excludes 542,959 restricted stock units that have not yet vested (see note 9) for the three and nine months ended June 30, 2006.
7. Acquisitions
     MarketSoft Software Corporation
     On December 20, 2005, the Company acquired certain assets and assumed certain liabilities of MarketSoft, a software company formerly located in Lexington, Massachusetts. The purchase price was $7,986, which consisted of cash consideration of $7,258 and assumed liabilities and transaction-related costs of $728. This acquisition was accounted for as a purchase transaction in accordance with SFAS 141, Business Combinations (SFAS 141). The results of operations of the Company include the results of MarketSoft, beginning on the date of the acquisition.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
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

     The MarketSoft purchase price allocation represents estimates made for purposes of these unaudited condensed consolidated financial statements and is subject to change upon finalization of a valuation report from an independent valuation specialist.
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
     The portion of the MarketSoft purchase price allocated to developed technology and customer contracts reflects the fair value as determined using a discounted cash flow method. These intangible assets will be amortized on a straight-line basis over their estimated useful lives (see Note 8). The goodwill is not subject to amortization, but will be evaluated for impairment at least annually in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. For tax purposes, the goodwill is deductible over 15 years.
     Various factors contributed to the establishment of goodwill, including: MarketSoft’s assembled work force as of the acquisition date; the synergies expected to result from combining infrastructure; and the expected revenue growth and product cash flows in future years.
     The Company has estimated the fair value of deferred revenue related to the maintenance obligation assumed from MarketSoft in connection with the acquisition using the cost build-up approach, which determines fair value by estimating the cost of fulfilling the obligation, plus a normal profit margin. The Company estimated the normal profit margin to be 20%.
     Sane Solutions, LLC
     On March 22, 2006, the Company acquired Sane, a privately-held provider of web analytics software for internet marketing, located in North Kingstown, Rhode Island. The purchase price was $29,112, which consisted of cash consideration of $21,774, assumed liabilities and transaction-related costs of $5,534, and 151,984 shares of common stock valued at $1,804 for accounting purposes or $11.87 per share. This acquisition was accounted for as a purchase transaction in accordance with SFAS 141. The results of Sane have been included in the Company’s financial statements from the date of acquisition.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
     Following is a summary of the preliminary purchase price allocation of the acquired Sane business:

Purchase
Price
Allocation
Cash	$745
Accounts receivable	531
Other current assets	48
Property and equipment	185
Developed technology	2,714
Customer contracts and related customer relationships	4,343
Goodwill	16,509
In-process research and development	4,037

Total assets	29,112

Deferred revenue	440
Merger-related restructuring costs	235
Accrued and assumed liabilities	4,859

Total liabilities	5,534

Common stock issued	1,804

Total cash consideration	$21,774

     Accrued and assumed liabilities are comprised primarily of $1,500 of settlement costs and $1,117 of legal costs related to the NetRatings lawsuit, and $2,242 of other assumed liabilities and transaction related costs.
     The Sane purchase price allocation represents estimates made for purposes of these unaudited condensed combined financial statements and is subject to change upon finalization of a valuation report from an independent valuation specialist.
     The portion of the Sane purchase price allocated to developed technology and customer contracts reflects the fair value as determined using a discounted cash flow method. These intangible assets will be amortized on a straight-line basis over their estimated useful lives (see Note 8). The goodwill is not subject to amortization, but will be evaluated for impairment at least annually in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. For tax purposes, the goodwill is deductible over 15 years.
     Various factors contributed to the establishment of goodwill, including: Sane’s assembled work force as of the acquisition date; the synergies expected to result from combining infrastructure; and the expected revenue growth and product cash flows in future years.
     The Company has estimated the fair value of deferred revenue related to the maintenance obligation assumed from Sane in connection with the acquisition using the cost build-up approach, which determines fair value by estimating the cost of fulfilling the obligation, plus a normal profit margin. The Company estimated the normal profit margin to be 20%.
     In-Process Research and Development
     The $4,037 in-process research and development associated with the Sane acquisition primarily consists of an acquired web analytics product that was in development at the acquisition date. The amount was recorded as in-process research and development at the acquisition date as the future benefit is dependent on continued research and development activity and the asset has no alternative future use as of the acquisition date. The Company completed development in June 2006, incurring approximately $450 of product development costs. For purposes of valuing the acquired in-process research development, the Company estimated total costs to complete the required development.
     The valuation of in-process research and development represents the estimated fair value at the date of acquisition related to an in-process project that has not yet reached technological feasibility and has no alternative future uses as of the date of acquisition. In determining this value, the Company used the income approach to determine the fair values of our in-process research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. In arriving at the value of the in-process projects, the Company considered, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
     Litigation
     On June 30, 2006, the Company entered into a settlement and patent license agreement with NetRatings, Inc. (NetRatings) to resolve the patent infringement lawsuit against Sane alleging that Sane’s NetTracker software infringes upon certain patents owned by NetRatings. The suit was filed in the U.S. District Court of New York seeking unspecified monetary relief. Subsequent to the acquisition, NetRatings amended the complaint adding the Company as a defendant to the lawsuit.
      The Company initially accrued $2,800 of legal fees related to this matter, and as a result of the settlement and agreement, made adjustments to the original purchase accounting to reflect the actual settlement and fees. A substantial portion of the accrued and assumed liabilities in purchase accounting of Sane is related to the NetRatings litigation matter. The above settlement amounts are part of the cost of the acquired company and are included in the determination of the total purchase price.
     Under the terms of the settlement agreement, the Company obtained a non-exclusive, worldwide perpetual license to certain patents owned by NetRatings and paid a one-time fee of $1,500 in July 2006. The developed technology resulting from this acquisition was valued in purchase accounting based upon estimated cash flows and there are no anticipated changes to the cash flows used in the valuation as a result of the settlement payment. Hence, the adjustments to purchase accounting resulting from the settlement were made to goodwill.
      In addition, the Company is required to make a payment of $1,000 to NetRatings in the event of a sale of the Company. In addition, in the event that the Company acquires certain specified companies, it may elect to extend the license granted by NetRatings under the agreement to cover the products, services and technology of such an acquired company by making additional payments to NetRatings based on the web analytics revenue of the acquired company during the twelve month period preceding such acquisition.
     Restructuring Costs
     The purchase price for each acquisition includes restructuring liabilities of $150 and $235, which represent severance, relocation and related legal charges that were recorded as part of each purchase price in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.
     Following is a roll forward of the restructuring activity:

Restructuring
Accrual
Balance at September 30, 2005	$—
Initial set-up of MarketSoft restructuring liability	150
Initial set-up of Sane restructuring liability	235
Cash payments	(90)

Balance at June 30, 2006	$295

     The Company expects that the remainder of this amount will be paid in fiscal 2006.
     Pro Forma Results
     The unaudited pro forma combined condensed results of operations of Unica, MarketSoft and Sane for the three and nine months ended June 30, 2005 and 2006 presented below give effect to the acquisitions of MarketSoft and Sane as if the acquisitions had occurred as of the beginning of each period presented. MarketSoft’s fiscal year end prior to the acquisition was June 30 and Sane’s fiscal year end prior to the acquisition was December 31. The unaudited pro forma combined results of operations are not necessarily indicative of future results or the results that would have occurred had the acquisitions been consummated as of the beginning of each period presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2006 *	2005	2006
	(unaudited)		(unaudited)
Pro forma revenue	$19,266	$21,707	$54,768	$62,035
Pro forma net income (loss)	(50)	215	(1,535)	435
Pro forma net (loss) per share:
Basic	$(0.02)	$0.01	$(0.23)	$(0.02)

Diluted	$(0.02)	$0.01	$(0.23)	$(0.02)

*	Actual, as reported.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
     The above unaudited pro forma results exclude adjustments for the $4,037 of in-process research and development, and include amortization of acquired intangible assets in the amounts of $669 for each of the three months ended June 30, 2005 and 2006, and $2,007 for each of the nine months ended June 30, 2005 and 2006.
8. Goodwill and Intangible Assets
     The Company reviews goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. Unless changes in events or circumstances indicate that an impairment test is required, the Company will continue to test goodwill for impairment on an annual basis. A portion of goodwill and acquired intangible assets pertains to the Company’s France subsidiary and, as a result, is subject to translation at the currency rates in effect at the balance sheet date.
     The following table describes changes to goodwill:

Goodwill
Balance at September 30, 2005	$2,337
Additions:
MarketSoft acquisition	2,041
Sane acquisition	16,509
Foreign exchange impact	28

Balance at June 30, 2006	$20,915

     Intangible assets subject to amortization is comprised of the following:

	Estimated	As of	As of
	Useful Lives	September 30,	June 30,
	In Years	2005	2006
Developed technology	1 — 4	$712	$4,600
Customer contracts and related customer relationships	3	537	5,542
Other	2	40	40

		1,289	10,182
Accumulated amortization		(1,036)	(2,230)

Total intangible assets		$253	$7,952

     The increase in the gross amounts of developed technology and customer contracts as of June 30, 2006 as compared to September 30, 2005, principally reflects the acquisitions of MarketSoft on December 20, 2005 and Sane on March 22, 2006 (see Note 7). Developed technology and customer contracts are being amortized on a straight-line basis over their estimated useful lives from one to four years. Amortization of developed technology included as a component of cost of product revenue in the consolidated statements of operations was $271 and $400 for the three and nine months ended June 30, 2006, respectively.
     Intangible assets are expected to be amortized as follows.

Amortization of
Acquired
Intangible Assets
Remainder of fiscal 2006	$670
2007	2,678
2008	2,678
2009	1,626
2010	271
Thereafter	29

Total expected amortization	$7,952

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
9. Accounting for Stock-Based Compensation
     On October 1, 2005, the Company adopted the provisions of SFAS 123(R), which requires the Company to recognize expense related to the fair value of stock-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated the Company’s financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted on or after November 18, 2004 (the filing date for the initial registration statement for the Company’s initial public offering), but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The fair value of options granted prior to November 18, 2004, was calculated using the minimum value method, pursuant to SFAS 123. Under the provisions of SFAS 123(R), the value of these options will not be recorded in the statement of operations subsequent to the adoption of SFAS 123(R). Instead, the Company will continue to account for these options using Accounting Principles Board (APB) Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related Interpretations. The amount of unamortized pro forma compensation expense at October 1, 2005, related to those minimum value awards was $920. For options accounted for under SFAS 123(R), the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. In addition, certain tax effects of stock-based compensation are reported as a financing activity rather than an operating activity in the statements of cash flows.
     As a result of adopting SFAS 123(R) on October 1, 2005, the Company’s net income for the three and nine months ended June 30, 2006 is $1,006 and $1,793 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three and nine months ended June 30, 2006 are $0.05 and $0.09 lower, respectively, than if it had continued to account for share-based compensation under APB 25. These amounts include stock-based compensation related to restricted stock units of $397 and $549 for the three and nine months ended June 30, 2006, respectively.
     Prior to the adoption of SFAS 123(R), the Company applied SFAS No. 123, amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25. Pursuant to APB 25, the Company accounted for its stock-based awards to employees using the intrinsic-value method. Under the intrinsic-value method, compensation expense was measured on the date of grant as the difference between the fair value of the Company’s common stock and the option exercise price multiplied by the number of options granted. Generally, the Company granted stock options with exercise prices equal to the estimated fair value of its common stock; however, to the extent that the fair value of the common stock exceeded the exercise price of stock options granted to employees on the date of grant, the Company recorded deferred stock-based compensation and amortized the expense using an accelerated method, pursuant to FASB Interpretation (FIN) No. 28, over the vesting schedule of the options, generally four years.
     During fiscal 2004 and 2005, the Company recorded deferred stock-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of June 30, 2006, the Company had an aggregate of $164 of deferred stock-based compensation remaining to be amortized related to options granted prior to November 18, 2004, for which the Company continues to follow the intrinsic value method under APB 25. This deferred stock-based compensation balance is expected to be amortized as follows: $38 during the remainder of fiscal 2006; $97 during fiscal 2007; and $29 during fiscal 2008. Upon the adoption of SFAS 123(R), the deferred stock-based compensation balance is netted against additional paid-in capital on the consolidated balance sheet.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
     Pursuant to SFAS 123(R) the fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended June 30, 2006 and the nine months ended June 30, 2005 and 2006, respectively:

	Three
	Months
	Ended June 30,	Nine Months Ended June 30,
	2006	2005	2006
Dividend yield	—	—	—
Volatility	49.07%	66.03%	49.07% —66.03%
Risk-free interest rate	5.0% to 5.2%	3.8% to 4.0%	4.4% to 5.2%
Weighted-average expected option term (in years)	4.1	6.1 to 7.0	4.1 to 6.1
Weighted-average fair value per share of options granted	$4.05	$5.25	$5.97
     There were no awards granted during the three months ended June 30, 2005.
     The computation of expected volatility for the three and nine months ended June 30, 2006 is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The computation of expected option term is based on an average of the expected option term and the maximum contractual life of the Company’s stock options. For the three and nine months ended June 30, 2006, the Company used an expected forfeiture rate of 5%. Computation of expected forfeitures is based on historical forfeiture rates of the Company’s stock options. In the pro forma disclosures required under SFAS 123 for the three and nine months ended June 30, 2005, the Company accounted for forfeitures as they occurred.
     The weighted-average exercise price of the options granted under the stock option plans for the three months ended June 30, 2006 was $9.09, and for the nine months ended June 30, 2005 and 2006 was $8.33 and $12.29, respectively.
     The following is a summary of the status of the Company’s stock options as of June 30, 2006 and the stock option activity for all stock option plans during the nine months ended June 30, 2006.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value(1)
Outstanding at September 30, 2005	2,216,266	$4.31
Granted	586,700	12.29
Exercised	(484,642)	2.28
Forfeited	(96,421)	8.78

Outstanding at June 30, 2006	2,221,903	$6.66	6.69 yrs	$8,691

Exercisable at June 30, 2006	1,123,192	$3.77	6.16 yrs	$6,938

Options at June 30, 2006 vested and expected to vest in the future	2,147,723	$6.53	6.43 yrs	$8,626

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on June 30, 2006 of $9.90 per share and the exercise price of the underlying options.
     The total intrinsic value of options exercised during the nine months ended June 30, 2006 was $4,611.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
The following is a summary of the status of the Company’s nonvested stock options, included in the above table, which are subject to the fair value accounting requirements of SFAS 123(R) as of June 30, 2006 and the activity during the nine months ended June 30, 2006.

		Weighted-
		Average
		Grant-Date Fair
	Shares	Value
Nonvested at September 30, 2005	465,866	$6.19
Granted	586,700	5.97
Vested	(146,300)	6.10
Forfeited	(75,488)	6.31

Nonvested at June 30, 2006	830,778	$6.04

     As of June 30, 2006, there was unrecognized compensation cost related to nonvested stock options granted under all plans totaling $4,387, net of estimated forfeitures. This unrecognized compensation cost excludes options granted prior to November 18, 2004 and is expected to be recognized over a weighted-average period of 1.6 years.
     The following is a summary of the status of the Company’s restricted stock units (RSUs) and stock award activity for all stock awards during the nine months ended June 30, 2006. RSUs are restricted stock awards that entitle the holder to an issuance of stock at a nominal cost to the grantee, beginning on the applicable vest date. A portion of the outstanding RSUs begin vesting in December 2006.

Awards
Outstanding at September 30, 2005	—
Granted	565,933
Issued	—
Forfeited	(22,974)

Outstanding at June 30, 2006	542,959

     As of June 30, 2006, there was unrecognized compensation cost related to RSUs totaling $6,175, net of estimated forfeitures. This unrecognized compensation cost is expected to be recognized over a weighted-average period 3.29 years.
     As required by SFAS 148 prior to the adoption of SFAS 123(R), the Company historically provided pro forma net income and pro forma net income per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied to all periods. However, as a result of the adoption of SFAS 123(R), which prohibits the pro forma disclosure of minimum value compensation expense, the historical pro forma disclosures have not been included.
     The Company does not have a practice of repurchasing shares to satisfy share-based payment arrangements and does not expect to repurchase shares during fiscal 2006.
10. Equity Plans
     The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted shares granted under various plans, all of which are stockholder approved. As of June 30, 2006, there were 1,570,980 shares available for future grant under Company equity plans (which does not include an additional 1,000,000 shares authorized under the Unica Corporation Employee Stock Purchase Plan). The Unica Corporation 2005 Stock Incentive Plan provides that shares issuable under that Plan may be increased annually on the first day of each of our fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014 by a number of shares of common stock equal to the lesser of (a) 5,000,000 shares, (b) 5% of the shares of common stock outstanding as of the opening of business on such date or (c) an amount determined by the board.
     The Unica Corporation Employee Stock Purchase Plan (the “ESPP”) is authorized to distribute up to 1,000,000 shares of common stock. The ESPP is open to all eligible employees of the Company. Under the ESPP, each employee may elect to have up to 10% of

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
his or her base salary withheld and applied toward the purchase of shares within each six-month offering period commencing February 15 and August 15. The purchase price per share is determined based on 90% of the fair market value of the stock on the last day of each offering period.
11. Income Taxes
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
     In February 2006, the United States Internal Revenue Service completed their audit of Unica Corporation for fiscal years ending September 30, 2003 and September 30, 2004. The Company had established estimated tax reserves in excess of the ultimate settled amounts and, as a result of the settlement, the Company adjusted the excess portion of the related income tax reserves during the three month period ended March 31, 2006. This adjustment was accounted for as a discrete item and resulted in an income tax benefit of $75.
     During the quarter ended June 30, 2006, the Company determined that certain estimated liabilities to taxing authorities were no longer probable due to the expiration of the statute of limitations on the related tax positions. The Company has adjusted this portion of the related tax reserves. This adjustment was accounted for as a discrete item and resulted in an income tax benefit of $90.
     An additional tax benefit of $72 was recorded in the quarter ended June 30, 2006 relating to the adjustment of the estimated tax provision computed for the fiscal year ended September 30, 2005 based upon amounts included in actual tax returns filed in June, 2006.
12. Commitments and Contingencies
Operating Leases
     The Company conducts its operations in leased office facilities under various operating leases that expire through fiscal 2010.
Contingencies
     From time to time and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. In accordance with FASB Statement No. 5, Accounting for Contingencies, the Company accrues the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable. In accordance with EITF Topic D-77, Accounting for Legal Costs Expected To Be Incurred In Connection With A Loss Contingency, the Company accrues for legal costs associated with a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, the Company accrues the minimum amount of the range.
     On June 30, 2006, the Company entered into a settlement and patent license agreement with NetRatings to resolve the patent infringement lawsuit against Sane alleging that Sane’s NetTracker software infringes upon certain patents owned by NetRatings. The

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
suit was filed in the U.S. District Court of New York seeking unspecified monetary relief. The Company completed its acquisition of Sane on March 22, 2006, and subsequent to the acquisition, NetRatings amended the complaint adding the Company as a defendant to the lawsuit.
     Under the terms of the agreement, the Company obtained a non-exclusive, worldwide perpetual license to certain patents owned by NetRatings and paid a one-time fee of $1,500 in July 2006. The Company also is required to make a payment of $1,000 to NetRatings in the event of a sale of the Company. In addition, in the event that the Company acquires certain specified companies, it may elect to extend the license granted by NetRatings under the agreement to cover the products, services and technology of such an acquired company by making additional payments to NetRatings based on the web analytics revenue of the acquired company during the twelve month period preceding such acquisition.
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
13. Recently Issued Accounting Pronouncements
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a rollforward of tax benefits taken that do not qualify for financial statement recognition. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings for that year and will be presented separately. The Company is required to adopt FIN 48 effective October 1, 2007. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is currently evaluating the impact this new standard will have on its future results of operations or financial position.
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
     We have sales offices across the United States, including at our headquarters in Waltham, Massachusetts, as well as in France, the United Kingdom, Singapore, Australia, Germany, Belgium, the Netherlands and Spain. In addition, we opened a research and development office in India in October 2004. We have a worldwide installed base of over 400 companies in a wide range of industries. Our current customers operate principally in the financial services, retail, telecommunications, automotive, healthcare, insurance, business services, publishing, and travel and hospitality industries.
     On December 20, 2005, we acquired certain assets of MarketSoft Software Corporation, or MarketSoft, in exchange for $7.3 million in cash and the assumption of specified liabilities of MarketSoft. The results of MarketSoft have been included in our results of operations, beginning on the date of acquisition. See Note 7 to the notes to the condensed consolidated financial statements.
     On March 22, 2006, we acquired Sane Solutions, LLC, or Sane, in exchange for an aggregate of $29.1 million in cash, common stock, and the assumption of specified liabilities and transaction-related costs. The results of Sane have been included in our results of operations, beginning on the date of acquisition. See Note 7 to the notes to the condensed consolidated financial statements.
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
License Revenue
     Perpetual Licenses. Licenses to use our software products in perpetuity generally are priced based on (a) either a customer’s database size (including number of database records) or a platform fee and (b) a specified number of users. We generally recognize perpetual license revenue at the time of product delivery, provided all other revenue recognition criteria have been met, pursuant to the requirements of Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. When we license our software on a perpetual basis through an MSP or systems integrator, we recognize revenue upon delivery of the licensed software to the MSP or systems integrator only if (a) the customer of the MSP or systems integrator is identified in a written arrangement between the MSP or systems integrator and us and (b) all other revenue recognition criteria have been met.
     Term Arrangements. We also market our software under term arrangements. A term arrangement includes, for a bundled fee, (a) the right to use our software for a specified period of time, typically one year, (b) updates and upgrades to our software, and (c) technical support. Term arrangements are generally sold through MSPs. Under a term arrangement, we typically invoice the customer in annual or quarterly installments in advance. Revenue, which is allocated between license revenue and maintenance fees revenue based on estimated fair value, is deferred at the time the term arrangement is initiated and is recognized ratably over the life of the arrangement, typically one year.

Maintenance and Services Revenue
     Maintenance and services revenue is generated from sales of (a) maintenance, including software updates and upgrades and technical support associated with the sale of software licenses, and (b) services, including implementation, training and consulting, and reimbursable travel.
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
Cost of Revenue
     Cost of license revenue for both perpetual license agreements and term arrangements consists primarily of (a) salaries, bonuses, benefits and stock-based compensation related to documentation personnel, (b) facilities and other related overhead, (c) third-party royalties for licensed technology incorporated into our current product offerings, and (d) amortization of acquired developed technology.
     Cost of maintenance and services revenue consists primarily of (a) salaries, bonuses, benefits, stock-based compensation, facilities and other related overhead related to professional services and technical support personnel, and (b) cost of services provided by subcontractors for professional services, travel, lodging and other out-of-pocket expenses.
Operating Expenses
     Sales and Marketing. Sales and marketing expense consists primarily of (a) salaries, benefits and stock-based compensation related to sales and marketing personnel, (b) commissions and bonuses, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows and advertising, and (e) facilities and other related overhead. The total amount of commissions earned for a perpetual license, term or maintenance arrangement are recorded as expense when revenue recognition for that arrangement commences.
     Research and Development. Research and development expense consists primarily of (a) salaries, bonuses, benefits and stock-based compensation related to employees working on the development of new products, enhancement of existing products, quality assurance and testing and (b) facilities and other related overhead. To date, all of our research and development costs have been expensed as incurred.
     General and Administrative. General and administrative expense consists primarily of (a) salaries, bonuses, benefits and stock-based compensation related to general and administrative personnel, (b) accounting and legal professional fees, and (c) facilities and other related overhead.
     Amortization of Acquired Intangible Assets and In-Process Research and Development. Cost of revenue includes the amortization of developed core technology acquired from MarketSoft and Sane. Operating expenses include the amortization of acquired customer contracts, as well as the write-off of an in-process research and development project that was in development at the date of the acquisition of Sane, and for which no alternative future use existed.
     Stock-Based Compensation. Cost of revenue and operating expenses have historically included stock-based compensation expense to the extent the fair value of our common stock exceeds the exercise price of stock options granted to employees on the date of grant (intrinsic value method). Effective in the first quarter of fiscal 2006, however, we adopted new accounting provisions pursuant to the requirements of SFAS 123(R), Share-Based Payment. SFAS 123(R) requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123(R). We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ requisite service periods.

     We recognized stock-based compensation expense of $1.0 million, substantially all of which was the result of the adoption of SFAS 123(R) for the three months ended June 30, 2006. For the nine months ended June 30, 2006, we recognized stock-based compensation expense of $2.0 million, of which $1.8 million was the result of the adoption of SFAS 123(R). Our use of a different option pricing model, however, may have resulted in a different expense.
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
     For all of our software arrangements, we do not recognize revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and we deem collection to be probable. In making these judgments, we evaluate these criteria as follows:
•	Evidence of an arrangement. We consider a non-cancelable agreement signed by us and the customer to be persuasive evidence of an arrangement.

•	Delivery. We consider delivery to have occurred when a CD-ROM or other medium containing the licensed software is provided to a common carrier or, in the case of electronic delivery, the customer is given electronic access to the licensed software. Our typical end-user license agreement does not include customer acceptance provisions.

•	Fixed or determinable fee. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our normal payment terms.

•	Collection is deemed probable. If we determine that collection is not probable based upon our evaluation, we defer the revenue and recognize the revenue upon cash collection.
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
Stock-Based Compensation
     We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted shares granted under various plans, all of which are stockholder approved. As of June 30, 2006, there were 1,570,980 shares available for future grant under our equity plans (which does not include an additional 1,000,000 shares authorized under the Unica Corporation Employee Stock Purchase Plan). The Unica Corporation 2005 Stock Incentive Plan provides that shares issuable under that Plan may be increased annually on the first day of each of our fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014 by a number of shares of common stock equal to the lesser of (a) 5,000,000 shares, (b) 5% of the shares of common stock outstanding as of the opening of business on such date or (c) an amount determined by the board.
     The Unica Corporation Employee Stock Purchase Plan (the “ESPP”) is authorized to distribute up to 1,000,000 shares of common stock. The ESPP is open to all eligible employees of the Company. Under the ESPP, each employee may elect to have up to 10% of his or her base salary withheld and applied toward the purchase of shares within each six-month offering period commencing February 15 and August 15. The purchase price per share is determined based on 90% of the fair market value of the stock on the last day of each offering period.
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
     As a result of our retrospective determinations of fair value of our common stock, at June 30, 2006 we had an aggregate of $164,000 of unamortized deferred compensation for stock options accounted for under the intrinsic value method. The amount of deferred compensation for each option grant during that period was calculated based upon the difference between the retrospectively determined fair value per share of the common stock at the date of the grant and the exercise price of the option. We amortized deferred stock-based compensation of $111,000 in fiscal 2004, $453,000 in fiscal 2005, $118,000 in the three months ended June 30, 2005 and $33,000 in the three months ended June 30, 2006, and $368,000 in the nine months ended June 30, 2005 and $133,000 in the nine months ended June 30, 2006, and expect to amortize the remaining deferred stock-based compensation as follows: $38,000 in the remainder of fiscal 2006, $97,000 in fiscal 2007 and $29,000 in fiscal 2008. Upon the adoption of SFAS 123(R), the deferred stock-based compensation balance of $164,000 at June 30, 2006 is netted against additional paid-in capital on our consolidated balance sheet.
     As of June 30, 2006, we had outstanding stock options to acquire an aggregate of 2,221,903 shares of common stock.
     On October 1, 2005, we adopted the provisions of SFAS 123(R), which requires us to recognize expense related to the fair value of stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted on or after November 18, 2004 (the filing date for the initial registration statement for our initial public offering), but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The fair value of options granted prior to November 18, 2004, was calculated using the minimum value method, pursuant to SFAS 123. Under the provisions of SFAS 123(R), the value of these options will not be recorded in the statement of operations subsequent to the adoption of SFAS 123(R). Instead, we will continue to account for these options using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The amount of unamortized pro forma compensation expense at October 1, 2005, related to those minimum value awards was $920,000. For options accounted for under SFAS 123(R), we recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.
     As a result of adopting Statement 123R on October 1, 2005, our net income for the three and nine months ended June 30, 2006 is $1.0 million and $1.8 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three and nine months ended June 30, 2006 are $0.05 and $0.09 lower, respectively, than if we had continued to account for share-based compensation under APB 25.
     In addition, under SFAS 123(R), certain tax benefits of stock-based compensation are reported as a financing activity rather than an operating activity in the statement of cash flows.
     Prior to the adoption of SFAS 123(R), we applied SFAS No. 123, amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25. Pursuant to APB 25, we accounted for stock-based awards to employees using the intrinsic-value method. Under the intrinsic-value method, compensation expense was measured on the date of grant as the difference between the fair value of our common stock and the option exercise price multiplied by the number of options granted. Generally, we granted stock options with exercise prices equal to the estimated fair value of its common stock; however, to the extent that the fair value of the common stock exceeded the exercise price of stock options granted to employees on the date of grant, we recorded deferred stock-based compensation and amortized the expense using an accelerated method, pursuant to FASB Interpretation (FIN) No. 28, over the vesting schedule of the options, generally four years.
     Prescribed methods for estimating and expensing the fair value of stock options require us to make certain judgments and estimates. These estimates include volatility, option term, risk-free interest rates and forfeiture rates. The computation of expected volatility for the three and nine months ended June 30, 2006 is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The computation of expected option term is based on an average of the expected option term and the maximum contractual life of our stock options. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. Our computation of expected forfeitures is based on historical forfeiture rates of our stock options.
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
Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At June 30, 2006, our deferred tax assets consisted primarily of foreign net operating loss carryforwards, foreign tax credit carryforwards, state research and development credit carryforwards, and temporary differences. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. During fiscal 2005, we benefited from the utilization of a portion of our foreign net operating losses generated in prior years, and we adjusted a portion of the related valuation allowance. Based on current expectations, we have estimated our annual effective tax rate, before discrete items, to be a provision of approximately 7% for fiscal 2006. This rate differs from the 34% statutory rate primarily due to the mix in jurisdictional earnings and losses and the effects of non-US tax rates. Based on current expectations, we have estimated our annual effective tax rate, after discrete items, to be a benefit of approximately 37% for fiscal 2006, primarily due to the related benefit of discrete items. However, change in the mix of jurisdictional earnings, the tax impact of stock-based compensation charges, changes in the tax law or discrete items may affect this estimate for fiscal 2006. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.
     In February 2006, the United States Internal Revenue Service completed their audit of Unica Corporation for fiscal years ending September 30, 2003 and September 30, 2004. We had established estimated tax reserves in excess of the ultimate settled amounts, and as a result of the settlement, we adjusted the excess portion of the related income tax reserves during the three month period ended March 31, 2006. This adjustment was accounted for as a discrete item and resulted in an income tax benefit of $75,000.
     During the quarter ended June 30, 2006, we determined that certain estimated liabilities to taxing authorities were no longer probable due to the expiration of the statute of limitations on the related tax positions. We have adjusted this portion of the related tax reserves. This adjustment was accounted for as a discrete item and resulted in an income tax benefit of $90,000.
     An additional tax benefit of $72,000 was recorded in the quarter ended June 30, 2006 relating to the adjustment of the estimated tax provision computed for the fiscal year ended September 30, 2005 based upon amounts included in the actual tax returns filed in June, 2006.
Contingencies
     From time to time and in the ordinary course of business, we may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. In accordance with FASB Statement No. 5, Accounting for Contingencies, we accrue the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable. In accordance with EITF Topic D-77, Accounting for Legal Costs Expected To Be Incurred In Connection With A Loss Contingency, we accrue for legal costs related to a loss contingency when a loss is probably and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, we accrue the minimum amount of the range.
Valuation of Business Combinations
     We record intangible assets acquired in business combinations under the purchase method of accounting. We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including in-process research and development. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The use of alternative purchase price allocations and alternative estimated useful life assumptions could result in different intangible asset amortization expense in current and future periods.
     The valuation of in-process research and development represents the estimated fair value at the dates of acquisition related to in-process projects. Our in-process research and development represents the value of in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. We expense the value attributable to these in-process projects at the time of the acquisition.
     We use the income approach to determine the fair values of our in-process research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. In arriving at the value of the in-process projects, we consider, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology.
     We believe that the estimated in-process research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

Results of Operations
Comparison of Three Months Ended June 30, 2005 and 2006
Revenue

	Three Months Ended June 30,
	2005		2006
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License revenue:
Perpetual license	$6,581	40%	$9,357	43%	$2,776	42%
Allocated term license	835	5	1,152	5	317	38

Total license revenue	7,416	45	10,509	48	3,093	42
Maintenance and services revenue:
Maintenance fees	6,079	37	7,850	36	1,771	29
Allocated term maintenance	384	2	449	2	65	17
Services	2,487	16	2,899	14	412	17

Total maintenance and services revenue	8,950	55	11,198	52	2,248	25

Total revenue	$16,366	100%	$21,707	100%	$5,341	33%

     Total revenue for the three months ended June 30, 2006 was $21.7 million, an increase of 33%, or $5.3 million from the three months ended June 30, 2005. Total revenue increased as a result of higher sales of our Affinium product suite, approximately $1.6 million in revenue from the Sane and MarketSoft acquisitions and growth in maintenance revenue due to a larger installed base of customers.
     Total license revenue for the three months ended June 30, 2006 was $10.5 million, an increase of 42%, or $3.1 million from the three months ended June 30, 2005. This increase in license revenue was primarily attributable to higher sales of our Affinium product suite and approximately $816,000 in license revenue from the Sane and MarketSoft acquisitions.
     Maintenance fees revenue is associated with the sale of perpetual licenses and maintenance renewal agreements from our existing installed customer base. Maintenance fees revenue for the three months ended June 30, 2006 was $7.9 million, an increase of 29%, or $1.8 million from $6.1 million the three months ended June 30, 2005. The increase reflects an increase in the number of maintenance agreements resulting from the growth in our installed customer base including the impact of acquisitions.
     Services revenue for the three months ended June 30, 2006 was $2.9 million, an increase of 17%, or $412,000 from $2.5 million for the three months ended June 30, 2005. This increase in services revenue resulted from an increase in consulting activity in Europe and additional consulting services relating to the Sane and MarketSoft businesses we acquired in fiscal 2006, partially offset by a decline in services revenue in the Americas.

	Three Months Ended June 30,
	2005		2006
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Term fees:

Allocated term license	$835	5%	$1,152	5%	$317	38%
Allocated term maintenance	384	2	449	2	65	17

Total term fees	1,219	7	1,601	7	382	31
Maintenance fees	6,079	37	7,850	36	1,771	29

Total recurring revenue	7,298	44	9,451	43	2,153	30
Nonrecurring revenue:
Perpetual license	6,581	40	9,357	43	2,776	42
Services	2,487	16	2,899	14	412	17

Total nonrecurring revenue	9,068	56	12,256	57	3,188	35

Total revenue	$16,366	100%	$21,707	100%	$5,341	33%

     Recurring revenue is comprised of maintenance and term agreements. For both arrangements, we generally invoice customers in annual or quarterly installments and collect billings in advance. Revenue is deferred at the time the term arrangement or maintenance agreement is initiated and is recognized ratably over the life of the arrangement or agreement.
     Recurring revenue for the three months ended June 30, 2006 was $9.5 million, an increase of 30%, or $2.2 million from $7.3 million for the three months ended June 30, 2005. The increase in recurring revenue resulted from growth in maintenance fees revenue, reflecting an increase in our installed customer base, and increased term revenue from sales through our MSP partners.
     Recurring revenue as a percentage of total revenues in the three months ended June 30, 2006 was 43%, down from 44% in the three months ended June 30, 2005 as a result of the $2.2 million increase in recurring revenues compared to a $3.2 million increase in non-recurring revenue. Differences in the mix of our perpetual license revenue and our term fees revenue could cause our revenue, gross margins and profitability to vary from our historical results and our expectations.

	Three Months Ended June 30,
	2005		2006
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Americas	$12,916	79%	$16,294	75%	$3,378	26%
International	3,450	21	5,413	25	1,963	57

Total revenue	$16,366	100%	$21,707	100%	$5,341	33%

     Revenue by geographic regions is determined based on the locations of customers. Total revenue from Americas, which is comprised substantially of revenue from the United States and Canada, was $16.3 million for the three months ended June 30, 2006, an increase of 26%, or $3.4 million, from $12.9 million for the three months ended June 30, 2005. The increase reflects higher licenses and maintenance revenue from customers located in the Americas.
     Total international revenue was $5.4 million for the three months ended June 30, 2006, an increase of 57%, or $2.0 million, from $3.5 million for the three months ended June 30, 2005. The increases in revenue primarily resulted from strong sales of our Affinium product suite reflecting expanded sales distribution in Europe. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from quarter to quarter.
Cost of Revenue

	Three Months Ended June 30,
	2005		2006
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$266	4%	$686	7%	$420	158%
Maintenance and services	2,854	32	3,853	34	999	35

Total cost of revenue	$3,120	19%	$4,539	21%	$1,419	45%

     Total cost of revenue for the three months ended June 30, 2006 was $4.5 million, an increase of 45%, or $1.4 million from $3.1 million for the three months ended June 30, 2005. The increase in cost of revenue was primarily due to an increase in labor-related costs, including the $97,000 effect of adopting SFAS 123(R) as of October 1, 2005, as well as an increase of $271,000 in amortization of developed technology acquired from Sane and MarketSoft.

Gross Profit

	Three Months Ended June 30,
	2005		2006
		(Dollars in thousands)
		Gross Margin		Gross Margin	Period-to-Period Change
		on Related		on Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$7,150	96%	$9,823	93%	$2,673	37%
Maintenance and services	6,096	68	7,345	66	1,249	20

Total gross profit	$13,246	81%	$17,168	79%	$3,922	30%

     Gross profit increased in absolute dollars due to higher overall revenue. Gross margin percentage, however, decreased slightly due to $271,000 of amortization of intangibles resulting from purchased technologies during fiscal year 2006, $97,000 relating to the adoption of SFAS 123(R) as of October 1, 2005 and a decrease in gross margins relating to our professional services. Royalties paid for third-party licensed technology represented approximately 1% of total license revenue. We expect the gross margin percentage to remain relatively comparable to the current quarter for the remainder of the year. Differences in the mix of our revenues between license, maintenance and services could cause gross margins to vary from our historical results and our expectations.
Operating Expenses

	Three Months Ended June 30,
	2005		2006
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$6,586	40%	$8,992	41%	$2,406	37%
Research and development	3,073	19	4,775	22	1,702	55
General and administrative	1,863	11	3,197	15	1,334	72

In-process research and development and amortization of acquired intangible assets	114	1	442	2	328	288

Total operating expenses	$11,636	71%	$17,406	80%	$5,770	50%

     Total Operating Expenses: Total operating expenses were $17.4 million for the three months ended June 30, 2006, a 50%, or $5.8 million increase from the $11.6 million for the three months ended June 30, 2005. The increase was primarily due to increased labor costs relating to increased hiring as well as the addition of personnel from recent acquisitions. Cost increases also reflect the result of the $909,000 effect of adopting SFAS 123(R) as of October 1, 2005, the additional expenses related to the Sane and MarketSoft acquisitions, including $328,000 of additional amortization of acquired intangible assets, and increases in professional fees.
     Sales and Marketing. Sales and marketing expense for the three months ended June 30, 2006 was $9.0 million, an increase of 37%, or $2.4 million from $6.6 million for the three months ended June 30, 2005. Approximately $2.1 million of the increase is for labor costs, due to additional personnel reflecting direct hires and recent acquisitions. Increased costs also include the effect of adopting SFAS 123(R) as of October 1, 2005, which was an increase of $268,000. We expect sales and marketing expense to continue to increase in absolute dollars but to remain relatively comparable as a percentage of total revenue for the remainder of the year.

     Research and Development. Research and development expense for the three months ended June 30, 2006, was $4.8 million, an increase of 55%, or $1.7 million from $3.1 million for the three months ended June 30, 2005. The increase in research and development is comprised of labor and related expenses driven by increased personnel, due to increased investment in our Affinium product suite, a substantial portion of which related to development efforts in connection with the Sane and MarketSoft acquisitions. The increase in costs also includes $210,000 relating to stock-based compensation in connection with the adoption of SFAS 123(R) as of October 1, 2005. We expect research and development expense to increase in absolute dollars for the remainder of the year, but to remain relatively comparable as a percentage of total revenue.
     General and Administrative. General and administrative expense for the three months ended June 30, 2006 was $3.2 million, an increase of 72% or $1.3 million from $1.9 million for the three months ended June 30, 2005. The increase in general and administrative expense reflects approximately $455,000 in additional professional fees, including increased audit fees and costs of compliance with the Sarbanes-Oxley Act, and increased personnel and related labor-cost increases of $269,000. The increase in costs also included the impact of adopting SFAS 123(R) as of October 1, 2005, which increased stock-based compensation expenses by $431,000 from pre-adoption levels. We expect general and administrative expense to continue to increase in absolute dollars but to remain relatively comparable as a percentage of total revenue.
     Amortization of Acquired Intangible Assets: Amortization of acquired intangible assets was $442,000 for the three months ended June 30, 2006, an increase of $328,000 over the same period in 2005. The increase in amortization of intangible assets was related primarily to the two acquisitions we made in fiscal 2006.
Operating and Other Income

	Three Months Ended June 30,
	2005		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Income (loss) from operations	$1,610	10%	$(238)	(1)	$(1,848)		*
Interest income, net	119	1	401	2%	282	237
Other income (expense), net	(146)	(1)	38	—	184		*

Income (loss) before income taxes	$1,583	10%	$201	1%	$(1,382)	(87)%

*	This change was not meaningful.
     Operating loss was $238,000 for the three months ended June 20, 2006, a $1.8 million decrease from the $1.6 million operating income for the three months ended June 30, 2005. The decrease in income from operations resulted from a $5.8 million increase in aggregate operating expenses attributable to increases in sales and marketing, research and development, general and administrative, and SFAS 123(R) expenses, which were offset in part by a $3.9 million increase in gross profits due to higher revenue.
     Interest income, net was $401,000 for the three months ended June 30, 2006, a $282,000 increase from the $119,000 of interest income for the three months ended June 30, 2005. Interest income is generated from the investment of our cash balances, less related bank fees. The increase in interest income, net principally reflected higher cash balances available for investment, resulting from proceeds from our initial public offering less cash used in acquisitions, and, to a lesser extent, higher interest rates.
     Other income (expense), net consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and charges. Other income, net was $38,000 in the three months ended June 30, 2006, a $184,000 increase from the $146,000 loss for the three months ended June 30, 2005. The $146,000 expense in the three months ended June 30, 2005 was the result of unfavorable foreign currency exchange rates. The $38,000 income in the three months ended June 30, 2006 was primarily the result of slightly favorable foreign currency exchange rates.

Provision for Income Taxes

Three Months Ended June 30,
	2005		2006
		Percentage of		Percentage of	Period-to-Period Change
		income (loss)		income (loss)
		Before		Before
		Provision for		Provision for		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
(Dollars in thousands)
Provision for (benefit from) income taxes	$512	32%	$(14)	(7)%	$(526)	*

*	This change was not meaningful.
     The change in the provision for income taxes to a benefit from income taxes principally reflects the adjustment of $90,000 in tax reserves associated with the expiration of the statute of limitations on certain tax returns, and a $72,000 tax benefit relating to the adjustment of the estimated tax provision computed for the fiscal year ended September 30, 2005 based upon amounts included in the actual tax returns filed in June 2006. Both of these were recorded as discrete items in the three months ended June 30, 2006. Our effective tax rate before discrete items, varies from statutory rates primarily due to the mix in jurisdictional earnings and losses, offset by discrete items.
     At September 30, 2005, we had available state research and development credit carryforwards of $22,000, net of federal benefit, that expire through fiscal 2010, foreign net operating loss carryforwards of $329,000, against which we have a full valuation allowance, that do not expire, and foreign tax credit carryforwards of $163,000 that expire through 2010. We had no U.S. net operating loss carryforwards. The extent to which we can benefit from our deferred tax assets in future fiscal years will depend on the amount of taxable income we generate. Our effective tax rate may fluctuate on a quarterly basis due to the volatility caused by the tax impact related to accounting for stock-based compensation pursuant to the provisions of SFAS 123(R), changes in tax laws, change in mix of jurisdictional earnings, or discrete items.

Comparison of Nine Months Ended June 30, 2005 and 2006
Revenue

	Nine Months Ended June 30,
	2005		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License revenue:
Perpetual license	$19,140	41%	$24,150	42%	$5,010	26%
Allocated term license	2,218	5	3,357	6	1,139	51

Total license revenue	21,358	46	27,507	48	6,149	29
Maintenance and services revenue:
Maintenance fees	17,106	37	22,159	38	5,053	30
Allocated term maintenance	1,123	2	1,322	2	199	18
Services	6,724	15	7,155	12	431	6

Total maintenance and services revenue	24,953	54	30,636	52	5,683	23

Total revenue	$46,311	100%	$58,143	100%	$11,832	26%

     Total revenue was $58.1 million for the nine months ended June 30, 2006, a 26%, or $11.8 million, increase from $46.3 million for the nine months ended June 30, 2005. Total revenue increased as a result of higher sales of Affinium product suite, growth in maintenance revenue due to a larger installed base of customers and approximately $2.3 million in revenue from the businesses we acquired from Sane and MarketSoft.
     Total license revenue was $27.5 million for the nine months ended June 30, 2006, which represented a 29%, or $6.1 million, increase from $21.4 million for the nine months ended June 30, 2005. This increase in license revenue was attributable to higher sales of our Affinium product suite, approximately $1.2 million in revenue from the Sane and MarketSoft acquisitions, and an increase in our term revenue from sales through our MSP partners.
     Maintenance fees revenue is associated with the sale of perpetual licenses and maintenance renewal agreements from our existing installed customer base. Maintenance fees revenue was $22.2 million for the nine months ended June 30, 2006, which represented a 30%, or $5.1 million increase from $17.1 million for the nine months ended June 30, 2005. The increase is due to growth in our installed customer base including the impact of acquisitions.
     Services revenue was $7.2 million for the nine months ended June 30, 2006, which represented a 6%, or $431,000, increase from $6.7 million for the nine months ended June 30, 2005. This increase in services revenue resulted from an increase in consulting activity in Europe and additional consulting services relating to the Sane and MarketSoft businesses we acquired in fiscal 2006 partially offset by a decline in services revenues in the Americas, as a result of outsourcing certain implementation engagements to our strategic partners.

	Nine Months Ended June 30,
	2005		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Term fees:

Allocated term license	$2,218	5%	$3,357	6%	$1,139	51%
Allocated term maintenance	1,123	2	1,322	2	199	18

Total term fees	3,341	7	4,679	8	1,338	40
Maintenance fees	17,106	37	22,159	38	5,053	30

Total recurring revenue	20,447	44	26,838	46	6,391	31
Nonrecurring revenue:
Perpetual license	19,140	41	24,150	42	5,010	26
Services	6,724	15	7,155	12	431	6

Total nonrecurring revenue	25,864	56	31,305	54	5,441	21

Total revenue	$46,311	100%	$58,143	100%	$11,832	26%

     Recurring revenue was $26.8 million for the nine months ended June 30, 2006, which represented a 31%, or $6.4 million, increase from $20.4 million for the nine months ended June 30, 2005. The increase in total recurring revenue resulted primarily from growth in maintenance fees revenue reflecting an increase in our installed customer base, and increased term revenue from sales through our MSP partners as a result of an increased number of customers using our products.
     Recurring revenue as a percentage of total revenues increased from 44% in the nine months ended June 30, 2005 to 46% from in the nine months ended June 30, 2006. Actual mix of our recurring and nonrecurring revenue can fluctuate from quarter to quarter, affecting gross margins and profitability.

	Nine Months Ended June 30,
	2005		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Americas	$36,628	79%	$45,004	77%	$8,376	23%
International	9,683	21	13,139	23	3,456	36

Total revenue	$46,311	100%	$58,143	100%	$11,832	26%

     Revenue by geographic regions is determined based on the locations of customers. Total revenue from Americas, which is comprised substantially of revenue from the United States and Canada, increased by $8.4 million, reflecting increased revenue from licenses and maintenance, offset by a slight decline in services revenue.

     Total international revenue was $13.1 million for the nine months ended June 30, 2006, which represented a 36%, or $3.5 million, increase from $9.7 million for the nine months ended June 30, 2005. The increases in revenue in resulted from strong sales of our Affinium product suite primarily reflecting expanded sales distribution in Europe. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from quarter to quarter.
Cost of Revenue

	Nine Months Ended June 30,
	2005		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$679	3%	$1,395	5%	$716	105%
Maintenance and services	7,843	31	9,941	32	2,098	27

Total cost of revenue	$8,522	18%	$11,336	19%	$2,814	33%

     The total cost of revenue for the nine months ended June 30, 2006 was $11.3 million, an increase of 33%, or $2.8 million from $8.5 million for the nine months ended June 30, 2005. The increase in cost of revenue was primarily due to a $1.4 million increase in labor-related costs, as well as an increase of approximately $400,000 in amortization of developed technology acquired from Sane and MarketSoft during the nine months ended June 30, 2006, and increased expenses of $148,000 relating to the adoption of SFAS 123(R) as of October 1, 2005.
Gross Profit

	Nine Months Ended June 30,
	2005		2006
	(Dollars in thousands)
		Gross		Gross
		Margin		Margin	Period-to-Period Change
		on Related		on Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$20,679	97%	$26,112	95%	$5,433	26%
Maintenance and services	17,110	69	20,695	68	3,585	21

Total gross profit	$37,789	82%	$46,807	81%	$9,018	24%

     Gross profit increased in absolute dollars due to higher overall revenue. Gross margin percentage, however, decreased slightly due to approximately $400,000 of amortization of intangibles resulting from purchased technologies during fiscal year 2006, the $148,000 impact of adopting SFAS 123(R) as of October 1, 2005, and a decrease in gross margins relating to professional services. Royalties paid for third-party licensed technology represented approximately 1% of total license revenue. We expect the gross margin percentage to remain relatively comparable to the current period for the remainder of fiscal 2006. Gross margin on maintenance and services revenue decreased as a result of higher people-related costs. Gross margins relating to our license, maintenance and services revenues differ. Differences in the mix of our revenues between license, maintenance and services could cause gross margins to vary from our historical results and our expectations.

Operating Expenses

	Nine Months Ended June 30,
	2005		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$20,050	43%	$23,497	40%	$3,447	17%
Research and development	8,483	18	12,159	21	3,676	43
General and administrative	4,913	11	8,148	14	3,235	66
In-process research and development and amortization of acquired intangible assets	350	1	4,752	8	4,402	1,258

Total operating expenses	$33,796	73%	$48,556	83%	$14,760	44%

     Total Operating Expenses: Total operating expenses were $48.6 million for the nine months ended June 30, 2006, which represented a 44%, or $14.8 million increase from the $33.8 million for the three months ended June 30, 2006. The increase was primarily due to increased labor costs relating to increased hiring as well as the addition of personnel from recent acquisitions. Cost increases also reflect the result of the $1.6 million effect of adopting SFAS123(R) as of October 1, 2005, the additional expenses related to the Sane and MarketSoft acquisitions, including $366,000 of additional amortization of acquired intangible assets, and an increase in professional fees.
     Sales and Marketing. Sales and marketing expense for the nine months ended June 30, 2006 was $23.5 million an increase of 17%, or $3.4 million from $20.1 million for the nine months ended June 30, 2005. Approximately $3.3 million of the increase is for labor costs, due to additional personnel reflecting direct hires and recent acquisitions. Increased costs also include the effect of adopting SFAS 123(R) as of October 1, 2005, which was an increase of $437,000. We expect sales and marketing expense to continue to increase in absolute dollars, but to remain relatively comparable as a percentage of total revenue for the remainder of the year.
     Research and Development. Research and Development expense for the nine months ended June 30, 2006 was $12.2 million, an increase of 43%, or $3.7 million, from $8.5 million for the nine months ended June 30, 2005. The increase in research and development is comprised of labor and related expenses driven by increased personnel due to increased investment in our Affinium product suite, a significant portion of which related to development efforts in connection with the MarketSoft and Sane acquisitions. The increase in costs also include $338,000 related to stock-based compensation in connection with the adoption of SFAS 123(R) as of October 1, 2005. We expect research and development expense to increase in absolute dollars for the foreseeable future as we continue to expand our product offerings, but to remain relatively comparable as a percentage of total revenue.
     General and Administrative. General and Administrative expense was $8.1 million for the nine months ended June 30, 2006, which represented a 66%, or $3.2 million increase from $4.9 million for the nine months ended June 30, 2005. The increase in general and administrative expense reflects an increase of approximately $1.2 million in professional fees, including increased audit fees and costs of compliance with the Sarbanes-Oxley Act and increased personnel, severance costs and related labor-cost increases of $883,000. The increase in costs also include the impact of adopting SFAS 123(R) as of October 1, 2005, which increased stock-based compensation expenses by $870,000 from pre-adoption levels. We expect general and administrative expense to continue to increase in absolute dollars, but to remain relatively comparable as a percentage of total revenue for the remainder of the year.
     In-Process Research and Development and Amortization of Acquired Intangible Assets. In connection with our acquisition of the Sane business on March 22, 2006, we recorded a $4.0 million charge in the nine months ended June 30, 2006 to write-off acquired in-process research and development, for which technological feasibility had not been established and for which alternative future uses did not exist. In connection with the acquisitions of MarketSoft and Sane, we recorded $7.1 million of intangible assets. The $366,000 increase in amortization of acquired intangible assets is related to the two acquisitions we made during the nine months ended June 30, 2006.

     The $4.0 million in-process research and development associated with the Sane acquisition primarily consists of an acquired web analytics product that was in development at the acquisition date. We completed development in June 2006, including approximately $450,000 of product development costs. We used the estimated cost to complete in valuing the acquired in-process research and development.
     In determining this value, we used the income approach to determine the fair values of our in-process research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. In arriving at the value of the in-process projects, we considered, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology.
Operating and Other Income

	Nine Months Ended June 30,
	2005		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Income (loss) from operations	$3,993	9%	$(1,749)	(3)%	$(5,742)	*
Interest income, net	283	—	1,466	3	1,183	418
Other income (expense), net	(25)	—	(72)	—	(47)	*

Income (loss) before income taxes	$4,251	9%	$(355)	(1)%	$(4,606)	*

*	This change was not meaningful.
     The loss from operations was $1.7 million for the nine months ended June 30, 2006, which represented a $5.7 million decrease from $4.0 million of income from operations for the nine months ended June 30, 2005. The decrease in income from operations resulted from a $14.8 million increase in aggregate operating expenses in fiscal 2006, which included a $4.0 million charge for in-process research and development and a $766,000 increase in amortization of intangible assets, and which was offset in part by a $9.0 million increase in gross profits.
     Interest income, net consisted of interest income generated from the investment of our cash balances, less related bank fees. Interest income was $1.5 million for the nine months ended June 30, 2006, which represented a $1.2 million increase from $283,000 for the nine months ended June 30, 2005. The increase in interest income, net principally reflected a higher cash balance available for investment from the proceeds from our initial public offering less cash use to acquire MarketSoft and Sane, and, to a lesser extent, higher interest rates.
     Other income (expense), net consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and charges. Other expense, net was $72,000 for the nine months ended June 30, 2006, which represented a $47,000 decrease from the $25,000 expense for the nine months ended June 30, 2005. The other expense in both periods was the result of favorable foreign currency exchange rates. The $72,000 expense in the nine months ended June 30, 2006 was primarily the result of unfavorable foreign currency exchange rates.

Provision for (Benefit from) Income Taxes

Nine Months Ended June 30,
	2005		2006
		Percentage of		Percentage of	Period-to-Period Change
		income (loss)		income (loss)
		Before		Before
		Provision for		Provision for		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
(Dollars in thousands)
Provision for (benefit from) income taxes	$1,446	34%	$(261)	74%	$(1,707)	*

*	This change was not meaningful.
     The change in the provision for income taxes to a benefit from income taxes principally reflects the impact of discrete items that occurred during the nine months ended June 30, 2006. These discrete items, in aggregate, increased the tax benefit by $237,000. Our effective tax rate before discrete items, varies from the statutory rate primarily due to the mix in jurisdictional earnings and losses, offset by discrete items.
     At September 30, 2005, we had available state research and development credit carryforwards of $22,000, net of federal benefit, that expire through fiscal 2010, foreign net operating loss carryforwards of $329,000, against which we have a full valuation allowance, that do not expire, and foreign tax credit carryforwards of $163,000 that expire through 2010. We had no U.S. net operating loss carryforwards. The extent to which we can benefit from our deferred tax assets in future fiscal years will depend on the amount of taxable income we generate. Our effective tax rate may fluctuate on a quarterly basis due to the volatility caused by the tax impact related to accounting for stock-based compensation pursuant to the provisions of SFAS 123(R), changes in the tax laws, change in the mix of jurisdictional earnings, or discrete items.
Liquidity and Capital Resources
Resources
     Since fiscal 2002, we have funded our operations principally with cash flow from operations, which was driven principally by growth in advanced payments relating to deferred revenue and net income, and $38.5 million of net proceeds to us from our August 2005 initial public offering of 4,470,000 shares of our common stock.
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
Statement of Cash Flows
     Operating activities generated $9.2 million of cash in the nine months ended June 30, 2006 as compared to $7.8 million in the nine months ended June 30, 2005. In the first nine months of fiscal 2006, cash of $6.2 million was provided by our net income adjusted for certain non-cash charges and expenses, such as stock-based compensation, deferred taxes, depreciation and amortization and in-process research and development charge resulting from the Sane acquisition. In addition, increases in deferred revenue due to customer renewals of prepaid maintenance contracts and term arrangements generated $7.5 million of cash flow from operations in the nine months ended June 30, 2006, compared to the $3.6 million generated in the nine months ended in the nine months ended June 30, 2005. These items were offset by a $2.4 million increase in accounts receivable and net changes in other operating assets and liabilities, which consumed $2.1 million of cash. In the nine months ended June 30, 2005, accounts receivable increased by $704,000, while net changes in other operating assets and liabilities provided $893,000 of cash.
     Net cash used in investing activities was $16.9 million for the nine months ended June 30, 2006 consisting primarily of cash payments of $28.3 million to finance the acquisitions of MarketSoft and Sane, as well as the purchase of $1.0 million of property and equipment, partially offset by $12.5 million of net proceeds from the sales and maturities of short-term investments. For the nine months ended June 30, 2005, net cash used in investing activities was $726,000, consisting primarily of the purchase of property and equipment.
     Net cash provided by financing activities was $1.9 million for the nine months ended June 30, 2006, consisting primarily of proceeds of $1.1 million from exercises of stock options and $816,000 from the related tax benefit. For the nine months ended June 30, 2005, net cash used in financing activities was $918,000, consisting primarily of payment of offering costs associated with our initial public offering, offset by proceeds from exercise of stock options.
Working Capital
     The following table sets forth selected working capital information:

	As of	As of
	September 30,	June 30,
	2005	2006
	(In thousands)
Cash and cash equivalents (excludes restricted cash)	$43,754	$38,191
Restricted cash	144	248
Short-term investments	16,172	3,629
Accounts receivable, net of allowance for doubtful accounts	15,220	18,772
Working capital	45,298	21,639
     Our cash and cash equivalents at June 30, 2006 were held for working capital purposes and were invested primarily in commercial paper and money market funds. Our short-term investments at June 30, 2006 consisted of commercial paper and corporate debentures. We do not enter into investments for trading or speculative purposes.
     Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and status of our receivables. We define DSO as (a) accounts receivable, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. DSO was 79 days at September 30, 2005 and 78 days at June 30, 2006. The decrease in DSO net of increases related to deferred revenue at June 30, 2006 reflects the impact of increased collections activity at the end of the quarter.
Requirements
     Capital Expenditures. We make capital expenditures primarily to acquire computer and other equipment, software, furniture and leasehold improvements to support the growth of our business. Our capital expenditures, net of acquisition, totaled $1.0 million in the nine months ended June 30, 2006, and related primarily to leasehold improvements and purchases of office equipment to support increased headcount. We expect capital expenditures for the remainder of 2006 to be consistent with prior quarter expenditures.
     Acquisitions. On December 20, 2005, we entered into the Purchase Agreement with MarketSoft, pursuant to which we acquired certain assets of MarketSoft in exchange for $7.3 million in cash and the assumption of specified liabilities of MarketSoft. On March 22, 2006, we acquired Sane for a total purchase price of $29.1 million, which included $21.8 million in cash, $1.8 million in common stock, and the assumption of specified liabilities.
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

Foreign Currency Exchange Risk
     Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Some of our agreements with foreign customers involve payments denominated in currencies other than the U.S. dollar, which may create foreign currency exchange risks for us. Revenue denominated in currencies other than the U.S. dollar represented 18% of total revenue in fiscal 2004, 14% in fiscal 2005 and 16% in the nine months ended June 30, 2006.
     As of June 30, 2006, we had $5.7 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of June 30, 2006, the fair value of our receivables denominated in currencies other than the U.S. dollar would have fluctuated by $520,000. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense). Exchange rate fluctuations on long-term intercompany accounts, which are invested indefinitely without repayment terms, are recorded in accumulated other comprehensive income in stockholders’ equity.
Interest Rate Risk
     At June 30, 2006, we had unrestricted cash and cash equivalents totaling $38.2 million and short-term investments totaling $3.6 million. These amounts were invested primarily in money market funds, corporate debentures and commercial paper, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     On June 30, 2006, we entered into a settlement and patent license agreement with NetRatings to resolve the patent infringement lawsuit against Sane alleging that Sane’s NetTracker software infringes upon certain patents owned by NetRatings. The suit was filed in the U.S. District Court of New York seeking unspecified monetary relief. We completed our acquisition of Sane on March 22, 2006, and subsequent to the acquisition, NetRatings amended the complaint adding us as a defendant to the lawsuit.
     Under the terms of the agreement, we obtained a non-exclusive, world-wide perpetual license to certain patents owned by NetRatings and paid a one-time fee of $1.5 million in July 2006. We are also required to make a payment of $1.0 million to NetRatings in the event of a sale of Unica. In addition, in the event that we acquire certain specified companies, we may elect to extend the license granted by NetRatings under the agreement to cover the products, services and technology of such an acquired company by making additional payments to NetRatings based on the web analytics revenue of the acquired company during the twelve month period preceding such acquisition.

     The industry in which we operate is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we may be involved in various legal proceedings from time to time.
Item 1A. Risk Factors
     We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for our existing and potential stockholders to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. The following risk factors restate and supersede the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2005. We have not made any material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended September 30, 2005.
Risks Relating to Our Business and Industry
If the market for enterprise marketing management software does not develop as we anticipate, our revenue may decline or fail to grow and we may incur operating losses.
     We derive, and expect to continue to derive, all of our revenue from providing EMM software and services. The market for EMM software is relatively new and still evolving, and it is uncertain whether these products will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of businesses to implement EMM software.
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
     Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter. This variability may lead to volatility in our stock price as equity research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:
•	the timing and size of our licensing transactions;

•	the mix of perpetual licenses and term arrangements;

•	lengthy and unpredictable sales cycles;

•	patterns of capital spending and changes in budgeting cycles by our customers;

•	the timing of development, introduction and market acceptance of new products or product enhancements by us or our competitors;

•	the timing of acquisitions of businesses and products by us or our competitors;

•	product and price competition;

•	the mix of higher-margin license revenue and lower-margin service revenue;

•	changes in our operating expenses;

•	software defects or other product quality problems;

•	our ability to hire, train and retain sufficient sales, service and other personnel;

•	the geographical mix of our sales, together with fluctuations in currency exchange rates;

•	fluctuations in economic and financial market conditions;

•	resolution of litigation, claims and other contingencies; and

•	expenses related to litigation, claims and other contingencies.
     Because of quarterly fluctuations, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful. Moreover, our operating results may not meet our announced guidance or expectations of equity research analysts or investors, in which case the price of our common stock could decrease significantly.
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
     Our software products have lengthy sales cycles, which typically extend from six to twelve months and may take more than two years. A customer’s decision to license our products often involves a significant commitment of its resources and a lengthy qualification and product evaluation and qualification process. The length of our sales cycle varies depending on the approval processes of the customer, the product being licensed, the nature and size of the project, the customer’s budget, and the involvement of third-party product or service providers. We may incur substantial sales and marketing expense and expend significant management efforts during this time, regardless of whether we make a sale. As a result of the lengthy sales cycles for our products, it is difficult for us to predict the quarter in which a particular sale may occur. Accordingly, our revenue and other operating results may vary significantly from quarter to quarter, which in turn could create volatility in the price of our common stock.
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
     Sales of licenses of our Affinium Campaign software accounted for approximately 73% of our total license revenue in fiscal 2004, 79% of our total license revenue in fiscal 2005 and 67% of our total license revenue in the nine months ended June 30, 2006. We expect to derive a substantial portion of our license revenue for the foreseeable future from current and future versions of our Affinium Campaign software, and our operating results will depend significantly upon the level of demand for this software. Demand for our Affinium Campaign software may decline due to a number of factors, including increased market penetration by products of our competitors or slower growth in the EMM market than we anticipate. If demand for our Affinium Campaign software decreases significantly, our operating results will be adversely affected and we may incur operating losses.
If we fail to protect our proprietary rights and intellectual property adequately, our business and prospects may be harmed.
     Our success depends in large part on our proprietary technology. We rely on a combination of patents, trademarks, copyrights,

service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our software products and services. We cannot assure you that these protections will be adequate to prevent our competitors from copying or reverse-engineering our products, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. As of June 30, 2006, we had five issued U.S. patents and nine pending U.S. patent applications. We may, however, be unable to obtain additional patent protection in the future. In addition, any current or future patents issued to us may not provide us with any competitive advantages, or may be challenged by third parties. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Accordingly, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
     We must introduce new software products and enhance existing products in order to meet our business plan, keep pace with technological developments, satisfy increasing customer requirements, increase awareness of EMM software generally and of our company and products in particular, and maintain our competitive position. Any new products we develop may not be introduced in a timely manner and may not achieve market acceptance sufficient to generate significant revenue. Furthermore, we expect other companies to develop and market new products that will compete with, and may reduce the demand for, our products. We cannot assure you that we will be successful in developing or otherwise acquiring, marketing and licensing new products or product updates and upgrades that meet changing industry standards and customer demands, or that we will not experience difficulties that could delay or prevent the successful development, marketing and licensing of these products. If we are unable to develop or acquire new products successfully, to enhance our existing products, or to position or price our products to meet market demand, we may not be able to achieve our anticipated level of growth and our revenue and other operating results would be adversely affected.
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
If we do not maintain and strengthen our strategic alliance relationships, our ability to generate revenue and manage expenses could be adversely affected.
     We believe that our ability to increase revenue from our software products and manage our expenses depends in part upon our maintaining and strengthening our existing strategic alliance relationships and our developing new strategic alliance relationships, particularly in additional countries outside the United States. We rely on established, nonexclusive relationships with a variety of MSPs and systems integrators for marketing, licensing, implementing and supporting our products. Although many aspects of our strategic alliance relationships are contractual in nature, important aspects of these relationships depend on the continued cooperation between the parties. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of an MSP or systems integrator may interfere with our ability to market, license, implement or support our products with that party, which in turn could harm our business. Some of our competitors may have stronger relationships with our MSPs and systems integrators than we do, and we have limited control, if any, as to whether MSPs and systems integrators implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings. In addition, MSPs typically have available their own internally developed applications that they may choose to offer and support in lieu of our software offerings.
     We may not be able to maintain our strategic alliance relationships or attract sufficient additional MSPs and systems integrators that have the ability to market, sell, implement or support our products effectively. If we are unable to leverage our sales resources through our strategic alliance relationships with MSPs, we may need to hire and train additional qualified sales personnel. Similarly, if we cannot leverage our services resources through our strategic alliance relationships with systems integrators, we may incur additional costs associated with providing services. We cannot assure you, however, that we will be able to hire additional qualified sales or service personnel in these circumstances, and our failure to do so may restrict our ability to generate revenue or implement our products on a timely basis. Even if we are successful in hiring additional qualified sales or service personnel, we will incur additional costs and our operating results, including our gross margins, may be adversely affected.
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
     We have sales offices across the United States, including at our worldwide headquarters in Waltham, Massachusetts, as well as in France, the United Kingdom, Singapore, Australia, Germany, Belgium, The Netherlands and Spain. In addition, we opened a research and development office in India in October 2004. Revenue from customers located outside of the Americas accounted for $12.7 million, or 26% of total revenue, in fiscal 2004, $12.8 million, or 20% of total revenue, in fiscal 2005 and $13.1 million, or 23% of total revenue, in the nine months ended June 30, 2006. Our international operations are subject to a number of risks and potential costs, including:
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
     In fiscal 2005 and during the first nine months of fiscal 2006, we significantly expanded our operations. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our software offerings, projected increases in our customer base, and anticipated growth in the number and complexity of software implementations. Our expansion has placed, and will continue to place, a significant strain on our management, sales, services, development and financial infrastructure. In particular, we must further expand and improve our accounting, management and operational controls and our reporting systems and procedures. Our future success will depend in part upon our ability to expand our infrastructure and manage our continuing operational growth effectively.
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
     The software industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. From time to time, we receive claims that our software products or business infringe or misappropriate the intellectual property of third parties. For example, we recently settled a lawsuit with NetRatings, Inc. relating to the alleged patent infringement of our NetTracker software as more fully described in the Legal Proceedings section (Part II, Item 1.) of this Form 10-Q.
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
     We intend to continue to pursue acquisitions of businesses, technologies and products that will complement our existing operations. On December 20, 2005, we acquired certain assets of MarketSoft Software Corporation and on March 22, 2006, we acquired Sane Solutions, LLC, as further described in Note 7 to the condensed consolidated financial statements. We cannot assure you that these acquisitions or any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:
•	difficulties in integrating the operations and personnel of the acquired companies;

•	maintenance of acceptable standards, controls, procedures and policies;

•	potential disruption of ongoing business and distraction of management;

•	impairment of relationships with employees and customers as a result of any integration of new management and other personnel;

•	inability to maintain relationships with customers of the acquired business;

•	difficulties in incorporating acquired technology and rights into products and services;

•	failure to achieve the expected benefits of the acquisition;

•	unexpected expenses resulting from the acquisition;

•	potential unknown liabilities associated with acquired businesses;

•	unanticipated expenses related to acquired technology and its integration into existing technology; and

•	litigation.
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
     We will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC and the Nasdaq National Market, has imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.
     In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2006, we began system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we continue to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and have engaged outside accounting and advisory services with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Nasdaq, SEC or other regulatory authorities, which would require additional financial and management resources.
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
     The following factors, most of which are outside of our control, could cause the market price of our common stock to decrease significantly:
•	loss of any of our major customers;

•	departure of key personnel;

•	variations in our quarterly operating results;

•	announcements by our competitors of significant contracts, new products or product enhancements, acquisitions, distribution partnerships, joint ventures or capital commitments;

•	changes in governmental regulations and standards affecting the software industry and our products, including implementation of additional regulations relating to consumer data privacy;

•	decreases in financial estimates by equity research analysts;

•	sales of common stock or other securities by us in the future;

•	decreases in market valuations of software companies;

•	fluctuations in stock market prices and volumes; and

•	damages, settlements, legal fees and other costs related to litigation, claims and other contingencies.
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
     We anticipate that our executive officers and directors and entities affiliated with them will, in the aggregate, beneficially own a significant amount of our outstanding common stock in the near term. In particular, Yuchun Lee, our co-founder, chief executive officer, president and chairman, beneficially owned approximately 25% of our outstanding common stock as of June 30, 2006. Our executive officers, directors and affiliated entities, if acting together, would be able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.
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
     For example, we recognize software license revenue in accordance with Statement of Position, or SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions. The American Institute of Certified Public Accountants and the SEC continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements. As a result of future interpretations or applications of existing accounting standards, including SOP 97-2 and SOP 98-9, by regulators or our internal or independent accountants, we could be required to delay revenue recognition into future periods, which would adversely affect our operating results.
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
     In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123(R). We adopted SFAS 123(R) in the first quarter of fiscal 2006 and selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. Our use of a different option pricing model, however, may have resulted in a different expense. In addition, certain tax effects of stock-based compensation are reported as financing activity in the statement of cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We sold an aggregate of 4,470,000 shares of our common stock, $0.01 par value, in our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-120615) that was declared effective by the SEC on August 3, 2005. Our aggregate net proceeds totaled $38.5 million, consisting of net proceeds of $31.8 million from our sale of 3,750,000 shares in the firm commitment initial public offering and $6.7 million from our sale of 720,000 shares upon the exercise of an over-allotment option granted to the underwriters in the offering. We have used a portion of the proceeds to fund a $1.0 million redemption payment to the holders of our Series B Preferred Stock as of August 3, 2005. With the exception of this payment and the acquisitions of MarketSoft and Sane, none of our net proceeds from the initial public offering have been applied. Pending such application, we have invested the remaining net proceeds in cash, cash equivalents and short-term investments, in accordance with our investment policy, in commercial paper, money-market mutual funds and municipal bonds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.

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
August 14, 2006
UNICA CORPORATION
/s/ Yuchun Lee
Yuchun Lee
Chief Executive Officer, President and Chairman
/s/ Ralph A. Goldwasser
Ralph A. Goldwasser
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit		Filed	SEC	Original
Number	Description	Herewith	Form Filing Date	Exhibit No.
10.1*	Employment Letter between the Company and Ralph A. Goldwasser dated February 1, 2006.	X

10.2*	Indemnification Agreement between the Company and Ralph A. Goldwasser dated as of April 6, 2006.	X

10.3*	Indemnification Agreement between the Company and Jonathon Salon dated as of June 26, 2006.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31. 2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32. 1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement