Form 10-K
period 2006-09-30
UNICA CORP
filed 2006-12-14
CIK 1138804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006

or
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
Common Stock, $0.01 par value per share
Securities registered pursuant to Section 12(g) of the Act:
None

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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2006 was approximately $103,157,247, based on the last reported sale price of the common stock on The Nasdaq Global Market on March 31, 2006.

The number of shares of the registrant’s common stock outstanding as of December 8, 2006 was 19,720,077

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended September 30, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exceptions of the portions of the Proxy Statement expressly incorporated by reference herein, such document shall not be deemed filed with this Annual Report on Form 10-K.

UNICA CORPORATION
ANNUAL REPORT ON
FORM 10-K
FOR FISCAL YEAR ENDED SEPTEMBER 30, 2006

i

This Annual Report on Form 10-K contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information. We believe that it is important to communicate our future expectation to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Readers should not place undue reliance on our forward-looking statements, and we assume no obligation and do not intend to update any forward-looking statements.

References to “the Company,” “registrant,” “we,” “us,” “our,” and similar pronouns refer to Unica Corporation and its consolidated subsidiaries.

PART I

Item 1.	Business

Overview

Unica Corporation was incorporated in Massachusetts in December 1992 and reincorporated in Delaware in June 2003. We are a global provider of enterprise marketing management (EMM) — software designed to help businesses increase their revenues and improve the efficiency and measurability of their marketing operations. Our comprehensive set of integrated software modules is offered under the “Affinium” name. Focused exclusively on the needs of marketers, Unica’s Affinium® software delivers key capabilities to track and analyze online and offline customer behavior, generate demand and manage marketing process, resources and assets. Affinium streamlines the entire marketing process for brand, relationship and Internet marketing — from analysis and planning, to budgeting, production management, execution and measurement. As one of the most comprehensive EMM suites on the market, Affinium uniquely delivers a marketing “system of record” — a dedicated solution through which marketers capture, record and easily manage marketing activity, information and assets, rapidly design campaigns, and report on performance. Unica’s EMM solution is to marketing organizations what enterprise resources planning (ERP) is to manufacturing organizations.

Our software products can be purchased with perpetual or subscription software licenses, and can be deployed either at the customer’s location (“on premise deployment model”) or managed as a remotely hosted solution by our Marketing Services Providers (MSPs) or by Unica (“on demand deployment model”). Our software uses an open, scalable and flexible product architecture with built-in data access functionality, which facilitates rapid implementation and deployment in either deployment model. By enabling marketers to track and analyze customer behavior, as well as execute marketing programs, across Internet and traditional marketing channels, Unica improves customer understanding, provides more accurate measurement and allows for consistent and optimized customer treatments.

Our worldwide, installed base consists of over 500 enterprise-class customers in a wide range of industries, including financial services, retail, telecommunications, and travel and hospitality. Our customers include ABN AMRO, Arval PHH, Best Buy, Capital One, Comcast, E*Trade, Medco Health, Monster, Orbitz, Starwood Hotels & Resorts, Tribune and Vodafone. We offer our software through our direct sales force, as well as alliances with MSPs, resellers, distributors and systems integrators. MSPs offer a range of marketing program design, support, and execution services on an on-demand or outsourced basis. MSPs resell and deploy our products. In addition, we provide a full range of services to our customers, including implementation, training, consulting, maintenance and technical support, best practices, and customer success programs.

Available Information

Our website address is www.unica.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). Our reports filed with the SEC are also available at the SEC’s website at www.sec.gov. Our Code of Conduct, and any amendments to our Code of Conduct, are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Industry Background

According to a Gartner report published in December 2004, Global 1000 enterprises spend more than $1 trillion annually on marketing. Despite the significant amounts spent on media advertising, promotions, direct marketing activities, Internet advertising and other marketing services, most businesses have not fully automated their marketing functions. Other business functions, such as sales, manufacturing, logistics and finance, have implemented comprehensive enterprise software applications to automate workflow, business processes and information management. Marketing organizations, however, typically continue to rely on a combination of manual processes, internally developed software programs, and desktop office productivity software such as graphics packages, word processing and spreadsheets to conduct marketing activities.

Changing Market Dynamics

Powerful trends are reshaping businesses, driving the need for more robust software applications that can meet the changing needs of marketing organizations:

Increase in marketing complexity.  The proliferation of media — particularly the rapid growth in Internet usage, the number of radio, cable and satellite television channels, text messaging (SMS), blogs and online gaming — has changed the concept of “mass media” and is requiring marketers to understand, use and measure a broader and more complex marketing mix to reach consumers. The buying process itself has also become cross-channel, as consumers increasingly research decisions on the Internet but then purchase in-store. Forrester Research, Inc. estimates that $125 billion in offline purchases are directly influenced by the web.

At the same time, demographic changes are leading businesses to develop separate products and services to target distinct groups of consumers, rather than simply developing a single product or service to be marketed broadly to a large, but not necessarily homogeneous audience. Businesses now must implement more frequent and diversified marketing programs, each tailored to specific communication channels and target audiences, but all delivering consistent messages and customer experiences.

Growth in consumer power.  The balance of power in the marketplace has been shifting from businesses to consumers. Consumers today exercise unprecedented control over the marketing and buying process through the use of new technologies, such as Internet ad blockers, digital video recorders, email filters, RSS (Really Simple Syndication) feeds and consumer-generated online content and reviews. With today’s technology, consumers can quickly research pricing, read peer and expert reviews and take advantage of unlimited choices in product options, as well as determine how, when, and what marketing they receive. Moreover, recent privacy regulations, such as national and local “do not call” registries and anti-spam legislation, permit consumers to opt out of specific marketing channels and restrict businesses from using personal information for specified marketing purposes.

Proliferation of consumer data.  Businesses have access to increasingly large quantities of consumer data that can be used to enhance the effectiveness of marketing operations. Information about consumer preferences, attributes and buying patterns is more readily available as a result of:

•	the automation of sales force and call center operations using customer relationship management, or CRM, applications and back-office operations using enterprise resource planning (ERP) systems;

•	the increased use of the Internet and other media channels that enhance the two-way flow of information between businesses and consumers; and

•	the improved availability of consumer data aggregated by credit agencies and other vendors.

Marketing organizations are now able to capture these growing volumes of consumer data because of significant technological advances, including improvements in computing power, network bandwidth and storage. Organizations that use this information to better understand and serve customers derive significant competitive advantage.

Marketing accountability.  Regulation such as Sarbanes-Oxley and business management trends such as Six Sigma have increased focus on process, productivity and accountability across all facets of a business. Marketing, often wielding large discretionary budgets, has come under increasing pressure to track spending, processes and approvals, as well as justify investments.

To respond to these fundamental trends, businesses must reorient their practices around customer attributes, preferences and behaviors. Marketing organizations must transform their organizations to better capture customer information, deliver more precise and relevant communications, and measure and justify the effectiveness of their marketing activities in generating revenue. Marketers cannot effectively meet these demands using manual processes, internally developed software programs and desktop productivity software. They cannot continue to succeed without leveraging all of the consumer data at their disposal and integrating the customer experience across channels.

Enterprise Marketing Management

EMM software can help a business manage the complexities and processes of marketing and achieve customer-relevancy, all while driving revenue growth and cost efficiencies. With EMM, marketers can manage the end-to-end process of marketing, from analysis, to planning, production management, execution and measurement. EMM contains unique capabilities to help marketers manage this process for all aspects of marketing from branding to Internet to relationship (direct) marketing. EMM does this in three key ways:

1.	Analytics enable marketers to sift through expanding customer data to better understand, anticipate and respond to customer behaviors and needs, which improve the targeting and relevance of marketing. For example, predictive analytics can help marketers identify products or services customers are most likely to buy next, pinpoint customers who are likely to attrite, or discover new market segments. In addition, analytics allow marketers to track and measure marketing program effectiveness for continuous improvement.

2.	Automation enables marketers to more rapidly respond to customer activities and trends, reduce time to market and encapsulate best practices for higher productivity. For example, with Unica’s EMM solutions, an organization can establish an automated routine for identifying incomplete Internet transactions and reaching out to customers via a preferred channel with offers to entice them to complete the purchase, application, or activation. EMM can include automated procedures to monitor activity, add marketing steps for those who don’t respond and measure results.

3.	Workflow and resource management allows marketers to consistently manage plans, projects, budgets, people, and assets. By providing a shared, common workspace for marketers in which marketers articulate objectives, plans, work steps and resources needed, teams ensure that activities are aligned with strategic objectives, track project status and hand-offs, and document processes for auditing and improvement. Templates enable repeatable processes that save time, speed learning and provide consistency. Digital asset repositories ensure that marketers only use approved content and minimize duplication. Special capabilities for resource management enable marketers to better plan and manage the work of human resources, as well.

Combined, these capabilities create a “marketing system of record,” a dedicated solution through which marketers capture, record and easily manage marketing activity, information and assets, rapidly design campaigns, and report on performance. This system of record is critical to support process documentation, improvement and productivity and to enable marketers to manage the growing complexity of the marketplace.

Marketers are increasingly recognizing the need for EMM. According to Forrester Research, Inc. “more than three out of four marketers agree that marketing needs a more comprehensive and integrated application suite to improve its effectiveness.”

Based on what we believe to be the growing need for and potential benefits of EMM software, including the substantial, measurable return on investment, a sizable market opportunity has developed for providers who can offer a comprehensive EMM solution. According to a report published by International Data Corporation in March 2005, worldwide license and maintenance revenue from packaged marketing automation software (which we believe, together with analytics software, comprise the EMM software market) is forecasted to be $2.0 billion in 2009.

We believe, to address this opportunity successfully, an EMM solution must:

•	attend to the specialized needs of marketing organizations, including supporting marketing-specific processes and collaboration among managers, creative partners, and geographically or functionally distributed team members;

•	provide the cross-channel analytical capabilities needed to address the key marketing functions that collectively drive customer-centric marketing, including web analytics, predictive modeling, event-detection and real-time scoring;

•	coordinate customer communications and integrate contact strategies across lines of business, customer segments and multiple media channels; and

•	use an underlying architecture that is open, flexible and scalable to accommodate increasing volumes and changing sources of consumer data, as well as integrate with the different operational systems running at the numerous points of customer contact.

Enterprise Marketing Management Solution

We are a global provider of industry-leading EMM software. Our offerings are designed to help businesses increase their revenues and improve the efficiency and measurability of their marketing operations. Our comprehensive set of integrated software modules, which we offer under the “Affinium” name, enables marketers to manage the end-to-end process of marketing, from analysis to planning, production management, execution and measurement.

Analysis.  Affinium offers web, predictive and customer analytics, as well as integrated capabilities for contact optimization. With these capabilities, marketers can analyze large volumes of consumer data to better understand customer behavior, preferences and attributes; predict future customer behaviors and then target marketing programs more precisely. Affinium’s analytic capabilities are critical to address issues associated with reaching customers and improving relevancy and success rates. Affinium provides critical information for understanding customer buying behavior and preferences across all channels so that marketers can plan and execute marketing initiatives that generate higher response rates and engender customer loyalty. Our offerings also deliver extensive historical and predictive analysis capabilities to evaluate marketing results, and improve marketing strategies and tactics.

Planning.  With the planning capability in Affinium, marketing organizations articulate their marketing plans in a shared repository that is accessible and used to drive all activity. With Affinium, marketing teams can collaboratively plan strategies, budget projects, develop best practice templates, assign resources, and create automated and centralized calendars. This leads to tighter alignment between tactical projects and strategic objectives as non-aligned or overlapping projects are immediately visible and can be rejected or adjusted to ensure marketing dollars are appropriately invested. The web-based planning enables easy roll up of project plans against budgets and strategic objectives, providing visibility to executive management.

Design and Production Management.  Affinium helps manage the steps, workflow, resources and assets associated with approved plans and projects. Collaborative tools such as project tracking templates, automated notifications and alerts on action items or status, approval routing and online mark-up enable marketers to manage the creative process with their teams, agency partners, legal departments, management, and others. Asset repositories keep track of asset status and ensure the use of the latest approved version, minimizing re-work and documenting process compliance. Vendor management creates a history of activity that allows diverse marketing teams to quickly find vendors for new projects.

Execution.  Affinium is used to automate individual interactions with customers and prospects as well as manage Internet and mass communications. Using Affinium’s event-detection, cross-channel campaign management and lead management capabilities, marketers put customer insight into action with outbound, inbound and event-based marketing. Based on analytics and rules established by the marketer, Affinium automates the process for determining what and how to market to each customer or prospective customer and delivers those communications across channels including email, direct mail, call centers, websites and other channels. Without this kind of technology it is impossible to deliver truly personalized communications to 10’s or 100’s of thousands and certainly not to millions of individual customers.

Closed-loop Measurement.  Affinium automates processes for tracking responses and results of marketing initiatives, as well as analyzing and reporting those results. Because of its open architecture, Affinium is able to access customer responses and other results data from across the systems in an organization and allows marketers to easily establish rules for linking results to the marketing initiatives that created them. Affinium provides built-in reporting, dashboards, and automated report distribution capabilities to foster visibility, accountability and improved decision-making about marketing investments.

The following key attributes differentiate our Affinium offerings:

Exclusive focus on marketing organizations and EMM solutions.  Our management, product development, sales, marketing and service teams focus exclusively on understanding the needs of marketers and providing marketing organizations with EMM solutions. We believe this focus provides a competitive advantage, as we have developed significant marketing domain expertise and have designed solutions specifically tailored for marketing organizations. As a result, our Affinium offerings fit the varied and distributed nature of marketing organizations, allowing information to be shared among corporate groups, regional field marketers, external agencies and other service providers while improving accountability and measurability.

Comprehensive “system of record” for the marketing organization.  Our comprehensive set of integrated software modules provides broad functionality. Affinium is the only solution to offer web and customer analytics, event-based and real-time campaign management, optimization, lead management, and marketing resource management — to drive more precise, productive and measurable marketing across brand, Internet and relationship marketing activities. We also provide a full range of services to our customers, including implementation, training, consulting, maintenance and technical support, and customer success programs.

“Any-premise” deployment and leveraging of existing data sources.  Our open, scalable and flexible product architecture and built-in data access functionality allow our Affinium offerings to be implemented and deployed quickly, enhancing a customer’s return on investment. By leveraging our Universal Data Interconnect (UDI) technology, our products work with a customer’s multiple pre-existing data sources and scale from small business-to-business scenarios, to implementations with hundreds of millions of customer records. In addition, our Affinium architecture and flexible deployment models allow customers to implement our software, on their own premises or in an on demand model. The software modules of the Affinium suite can be implemented all at once, individually or incrementally.

Integrated web and customer analytics.  Our Affinium offerings incorporate advanced analytics that track and integrate on and off-line customer behavior to facilitate customer segmentation, one-to-one communication optimization and predictive modeling. Our integrated offerings place extensive web, historical and predictive customer analytics capabilities in the hands of marketing professionals, rather than statisticians. Marketers can use Affinium to more easily share their analytical insights with their customer service and sales organizations, as well as throughout the rest of the enterprise.

Our Strategy

Our objective is to be the leading global provider of EMM software. To achieve this goal, we are pursuing the following strategies:

Maintain product leadership in the marketing domain.  We intend to build upon our product and technology leadership by continuing to invest in research and development to expand our EMM offerings and increase the functionality of our current offerings. We will maintain our focus on marketing organizations and EMM and will introduce new products strategically to meet emerging needs. For example, in September 2006 we introduced Affinium 7, which offered new capabilities for automating the generation, use and tracking of hundreds or even millions of personalized marketing offers. This capability is critical to supporting marketer’s desire to reduce the complexity associated with implementing personalized marketing at the individual level.

Offer flexible deployment options.  To meet the needs of the widest number of potential customers, we will continue to offer our solutions for on-premise and on-demand deployments, both through our partners and directly from Unica. We believe this strategy lets us address the entire market for EMM and provides competitive advantage by enabling our customers to continue to leverage our solutions even as their needs change.

Expand customer relationships.  We believe the strategic importance of our products to marketing organizations will help us develop long-term relationships with our customers. While we are continuing our efforts to expand our worldwide installed base, we intend to increase our efforts to license additional Affinium modules, such as lead management and web analytics, to our existing customers who currently license only a portion of our offerings. In addition, we believe our close relationships with our customers provide us with valuable insights into the challenges that are creating demand for additional EMM solutions and enable us to deliver products that better meet marketers’ needs.

Leverage strategic alliances.  We have developed strategic relationships with MSPs and systems integrators around the world in order to increase distribution of our products, supplement and extend our EMM offerings, and enhance market awareness of our company and offerings. We have successfully leveraged these relationships such that an MSP or systems integrator participated in selling or deploying Affinium software in a significant number of our perpetual and subscription license agreements in fiscal 2006. We will continue to leverage our sales and service resources by expanding our relationships with our existing MSPs and systems integrators. We will selectively seek alliance opportunities with additional MSPs and systems integrators, particularly in countries outside the United States, to complement or expand our business by offering configuration and integration support, data management, and strategic marketing services. In addition, we will expand and introduce new alliance programs with other complementary service and solution providers, such as third-party providers of Internet marketing services, as part of our Internet Marketing and Marketing Resource Management Alliance programs.

Selectively pursue strategic acquisitions.  To complement and accelerate our internal growth, we intend to pursue acquisitions of businesses, technologies and products that will complement our existing operations. For example, the acquisition of Marketic by Unica France in May 2003 has provided us with additional customers and a base of operations in Europe. Our acquisitions of MarketSoft Software Corporation and Sane Solutions in 2006 enabled us to introduce new capabilities for event-based marketing, lead management and web analytics, enhancing capabilities for our customers to track and analyze cross-channel customer behavior and deliver more targeted and precise communications to their consumers through nearly any channel, including sales and partner channels.

Products

Our software offerings provide marketing organizations with a comprehensive set of integrated modules that enable marketers to manage the end-to-end process of marketing, from analysis, to planning, production management, execution and measurement. Through this functionality, our Affinium offerings can help businesses increase their revenues and improve the efficiency and measurability of their marketing operations.

Our software offerings are collectively referred to as Affinium and consist of six top-level modules: Campaign, Plan, Detect, Leads, NetInsight and Model. The modular design of our Affinium offerings provides our customers with flexibility to deploy all of our offerings at once or to implement our software products individually or incrementally. By deploying multiple Affinium modules, a business can, for example, coordinate and measure all of its direct marketing operations, act upon analytically generated insights, and prepare consolidated reports that facilitate the evaluation and dissemination of marketing program results. Moreover, we have designed our Affinium modules to be integrated with each other. In addition, through our open and flexible product architecture, we enable data integration with existing third-party enterprise applications as well as migration from previous EMM implementations. As a result, our software allows marketing objects, such as customer segment definitions, digital assets, offers, customer treatment strategies and other marketing content, to be created once and then shared throughout a business, thereby increasing productivity, re-use, and consistency across multiple channels, and creating the marketing system of record. The consistent user interface across all of the Affinium modules reduces training costs and speeds user adoption.

Affinium Campaign allows marketing organizations to easily create, test and execute customer interaction strategies across outbound and inbound touch points using a common graphical user interface. Marketers can quickly create powerful marketing campaign logic using graphical flowcharts. Reusable campaign templates can be adapted to deliver personalized acquisition, retention, cross-selling and other treatment strategies through outbound channels such as direct mail, email, telemarketing and the web. Marketers can use Affinium Campaign to test customer interaction strategies by iteratively changing customer selection criteria, promotional offer materials or personalized digital marketing appearances, and then evaluate the effectiveness of each strategy before executing a program. We offer several optional modules to extend Affinium Campaign’s capabilities, which together comprise our Affinium Campaign Suite:

•	Affinium Campaign eMessage provides electronic messaging capabilities to send high volumes of personalized email and mobile text messages as part of scheduled, outbound marketing campaigns, individual messages based on particular customer behaviors such as abandoned shopping carts or searches, or to respond to inbound customer activities like service inquiries or purchase orders with email confirmations and cross-sell offers.

•	Affinium Campaign Interact delivers real-time, personalized marketing recommendations for self-service and agent-assisted channels like websites and call centers. Interact analyzes real-time customer behavior information, recent interactions and historical patterns to determine the most appropriate marketing response.

•	Affinium Campaign Optimize enables marketing organizations to determine the optimal interaction strategy for each customer over time, through the use of our patent-pending optimization algorithm that considers resource and other operational constraints across marketing campaigns and communication channels. The optimized interaction strategy allows businesses to respect customer privacy, prevent over-marketing to customers, avoid conflicting offers, and manage budget, channel or inventory capacity limitations, all while maximizing key marketing objectives such as customer value, profitability, or return-on-investment.

•	Affinium Campaign Collaborate allows marketing organizations with business unit, regional and other distributed responsibilities to access and use a central repository of marketing campaigns according to their local needs, while ensuring that best practices, privacy policies and other marketing requirements are respected. By sharing program responsibilities in this manner, a business can increase the responsiveness and effectiveness of its marketing and, at the same time, reduce demands on centralized marketing groups.

Affinium Plan provides marketing operations and resource management capabilities that help marketers define, coordinate, monitor, control and measure marketing program activities. Affinium Plan provides visibility into all marketing initiatives, thereby enabling businesses to improve their consistent use of best practices and execution, decision-making, management and overall productivity for those initiatives. We currently offer three Affinium Plan modules:

•	Affinium Plan Operations Management enables businesses to execute marketing projects more efficiently by creating a central location for the storage and communication of marketing plans and the tracking and analysis of results. Marketing plans are built using customizable templates to ensure that best practices are followed. Configurable approvals, notifications and alerts coordinate workflows and help manage marketing resources, while electronic message boards and integrated email messaging facilitate communication and collaboration among marketing team members. Because all marketing information is managed centrally, managers can track progress, costs and other project attributes to stay on time and on budget, improving accountability and measurability for marketing projects.

•	Affinium Plan Digital Asset Management allows a business to create, review, approve, track, store, retrieve and use artwork, logos, advertising text and other digital files from a central location. Businesses can use this software to manage the growing inventory of materials needed to support the proliferation and velocity of marketing programs. For example, online mark-up capabilities allow easy distribution of updated creatives for review, permanently capturing comments from all reviewers in a common location. Digital Asset Management enables marketers to reinforce consistent branding across all touch points and markets and to streamline lengthy creative, legal and compliance reviews.

•	Affinium Plan Financial Management enables businesses to manage their marketing budgets and expenses to measure marketing projects from a financial perspective. Marketers can enter budgets, forecasts, supplier invoices and other cost amounts into Affinium Plan and then track individual line items to specific accounting cost centers and marketing programs. Financial Management enables businesses to better control costs and to reallocate non-committed budgeting dollars to respond to changing market and business conditions.

Affinium Detect uses patented event-detection technology to efficiently monitor high-volumes of transactional data to identify significant changes in behavior over time that signal a need to interact with a customer for sales or service opportunities. Affinium Detect is able to identify changes specific to each customer such as unusually high deposits in a bank account, significant decreases in purchases at a retailer, or changes in calling patterns that might indicate customer attrition for a mobile phone operator. Customers can develop their own rules or use the over 150 pre-packaged events and alerts offered with the software. Once detected, other modules within the Affinium Suite, such as Affinium Campaign or Affinium Leads can act on the events and marketing opportunities identified by Affinium Detect.

Affinium Leads enables marketers to better manage the qualification, enrichment, distribution and maturation of leads between marketing activities and multiple sales channels such as telesales, channel partners, and field sales for higher closure rates and greater revenue. Affinium Leads helps automate the analysis, prioritization and distribution of leads based on easily defined business rules that can incorporate sophisticated analytics, regional overlays, product group hierarchies and channel partners. These leads can be managed within Affinium’s own interface or routed to existing contact management software or sales force automation systems. In addition, the application provides the capability to report on lead status and results so that managers can take action to improve closure rates, and marketers can gain a more comprehensive view of which programs drive the most valuable leads.

•	Affinium Leads Referral enables organizations to manage and track lead referrals across lines of business, for example, when a customer is interested in a product or service that can best be sold via another specialized department. It facilitates accurate assignment, timely delivery and prompt referral follow-up, and provides referral measurement features to foster accountability and continuous improvement.

•	Affinium Leads Contact is a lead entry and management solution that offers lighter-weight lead management capabilities suitable for organizations with fewer than 150,000 customers (such as high net worth investment firms), mid-sized business-to-business companies, and healthcare firms, as well as a complete contact management capability including contact datamart, task assignment, sales scripting, etc.

Affinium NetInsight collects, analyzes and reports on website activity. It offers an open relational database backend with a fully extensible data schema, easy-to-configure custom dashboards and reports, and is available both in on-premise and on-demand deployments. Using Affinium NetInsight, marketers can analyze whether their websites and Internet marketing are meeting the needs of their customers and driving the behaviors desired. For example, marketers can uncover ways to increase purchase or lead conversion, encourage customer self-service, or improve performance of paid search-engine marketing. With Unica’s open architecture, web data is integrated with offline purchase and customer activity to increase the ability to measure cross-channel effectiveness, such as the influence of the web on in-store purchases.

Affinium Model enables marketing organizations to automate the creation of accurate predictive models to determine customer response propensities, recognize customers at risk of attrition, identify significant customer behaviors, analyze customer attributes and preferences, discover cross-selling opportunities, and forecast customer value. Accurate models can be developed and deployed quickly to target likely responders to a particular marketing offer. The results of Affinium Model, such as model scoring, can be integrated into ongoing marketing operations using Affinium Campaign and Affinium Campaign Optimize.

Services

We provide a full range of services to our customers through four principal services groups:

Professional Services.  Our professional services group provides implementation, training and consulting services to our customers, MSPs and systems integrators. Implementation services include the installation of our software, identification and sourcing of legacy data, configuration of rules necessary to generate marketing campaigns, creation of reports, and other general services for our software. We generally provide implementation services on a time-and-materials basis. We offer customers, MSPs and systems integrators a full range of training and education services, including classroom, onsite and web-based training. We also offer a variety of consulting services to existing customers (such as process design and best practice services) to help them use their licensed Affinium software more broadly and efficiently.

Maintenance and Technical Support.  We provide maintenance on a centralized basis from our headquarters in Waltham, Massachusetts. We provide technical support on a centralized basis from our headquarters in the United States and on a regional basis from centers in the United Kingdom and France. We currently offer two levels of maintenance, standard and premium, both of which generally are sold for a term of one year. With both of these maintenance levels, customers are provided with online access to our customer support database, technical support and software updates and upgrades. With premium maintenance, customers are provided additional services such as emergency service response and periodic onsite utilization reviews.

On-demand and Managed Infrastructure Services.  We recently began to offer a range of software on-demand and management services from fully hosted deployments to infrastructure management. Unica provides everything needed to quickly implement Affinium solutions. We can host part or all of a solution in our facility allowing customers to reduce IT costs and free up resources to focus on core business activities, while gaining the reliability, security, and scalability they require.

Customers

We have a worldwide installed base of over 500 companies in a broad range of industries. A significant number of these companies sublicense our products from MSPs, as described under “Alliances — Marketing

Service Providers” below. In compiling our installed base, we include a company only if it is a legal entity that (a) has licensed or sublicensed one or more Affinium modules and (b) continues to receive maintenance from us for those modules, pursuant to either the initial license agreement or subscription arrangement or a subsequent maintenance agreement. See Note 13 to our consolidated financial statements for geographic data regarding our revenue from customers located outside of the United States.

We target our sales and marketing efforts to a wide variety of industries, focusing on marketers and the IT staff that support them. We have focused our sales efforts to date principally on the financial services, publishing, retail, telecommunications, and travel and leisure industries, as these industries include significant numbers of businesses with large numbers of customers and prospects. With the expansion of our EMM suite to include web analytics and capabilities that span brand, relationship and Internet marketing, we have expanded our selling focus to reach businesses in additional industries, including the automotive, business services, consumer packaged goods, gaming, healthcare, high technology, and pharmaceuticals industries. The marketing capabilities of our EMM suite can be applied to nearly any organization that considers marketing strategic to its success.

No single customer accounted for 10% or more of our total revenue in fiscal 2006, 2005 or 2004.

Sales and Marketing

We sell and market our software primarily through our direct sales force and in conjunction with MSPs and systems integrators. In the United States, in addition to our headquarters in Waltham, Massachusetts, we have sales offices in several U.S. cities. Outside the United States, we maintain sales offices in France, the United Kingdom, Singapore, Belgium, Germany, Spain, Australia and Korea, and also have sales personnel located in Canada, the Netherlands and Thailand.

Sales.  Our direct sales force, which consists of account executives, subject matter experts, technical pre-sales engineers, inside sales and field managers, is responsible for the worldwide sale of our products to businesses across multiple industries and is primarily organized into geographic territories and product specialties.

Marketing.  Our marketing activities consist of a variety of programs designed to generate sales leads and build awareness of our company and our EMM offerings. These activities include traditional product marketing functions, such as production of both hardcopy and digital product and company promotional material, gathering of customer and partner input for new product features, and creation of solution demonstrations. We build awareness of our company and generate sales leads through Internet marketing, such as blogs, search engine marketing and display ads; trade shows; seminars; direct mail; customer and partner events; and, beginning in fiscal 2005, a limited print advertising program focused on marketing organizations. Our account development department is responsible for sales lead generation and initial prospect qualification.

Alliances

We enter into non-exclusive alliances with MSPs and systems integrators to acquire new customers and to provide existing customers with a full spectrum of implementation services and training support, customer data management, and marketing program design and support. An MSP or systems integrator participated in selling or deploying Affinium software in a significant number of our perpetual and subscription license agreements in fiscal 2006. Our alliance strategy enables us to become part of a total marketing solution for businesses and provides the potential, through referrals and co-marketing opportunities, to expand our contacts with prospects in new and existing markets. We will seek alliance opportunities with additional MSPs and systems integrators, particularly in additional countries outside the United States, that can complement or expand our business by offering configuration and integration support, data management and strategic marketing services.

Marketing Service Providers.  MSPs offer a range of marketing program design, support, and execution services on an on-demand or outsourced basis. We selectively establish and maintain relationships with MSPs to resell and deploy our products. Our current MSPs include Acxiom, Harte-Hanks, Abacus, Epsilon, Quaero, Pluris and Fair Isaac, as well as other MSPs in a number of countries outside the United States. We enter into subscription arrangements with MSPs with respect to the Affinium offerings being used, and the MSPs then enter into sublicenses of those offerings with their own clients.

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

Technology

Our product design philosophy is to deliver products that scale to meet the information processing volumes and computational complexity of sophisticated global marketers, while providing marketing process flexibility and software usability to meet the needs of marketing organizations across a range of industries, company sizes and marketing skill sets. Key elements of our technology include:

•	Software Architecture. Our products have been developed using a logical multi-tier Internet architecture consisting of presentation, application logic and data management layers. Our products are highly scalable, enabling expansion at each tier and support of large databases.

•	Powerful Data Access. Our Universal Dynamic Interconnect, or UDI, technology enables Affinium offerings to access and adapt easily to multiple existing marketing data sources, such as data warehouses and files, without requiring data replication or imposing proprietary data structures. UDI uses software wizards to guide the data mapping and access configuration to enable data-level integration without programming. UDI allows marketing organizations to dynamically access and manipulate all available levels of marketing data within campaigns for more accurate targeting and on-the-fly data aggregation and computations.

•	Advanced Analytics and Optimization. Our Affinium offerings provide a broad range of integrated analytics, including analytical processing, data visualization, automated data mining and optimization algorithms. We have developed a number of analytic capabilities that enable rapid performance of sophisticated analytic processes to improve the productivity of marketers and the efficiency of marketing programs.

•	Web Services Interoperability. Affinium applications are based on the Java 2 Enterprise Edition, or J2EE, development framework. Through web services interfaces, Affinium applications can be integrated with other standards-compliant applications, including .NET-based applications. The Java platform is deployable and readily supported on most software and hardware platforms.

•	Technology Relationships. We have formed relationships with vendors of software and hardware technologies to help ensure that our products are compatible with industry standards and to take advantage of current and emerging technologies. In particular, we maintain relationships, and support operating systems for platforms from companies such as Hewlett-Packard, IBM, Microsoft, Oracle and Sun Microsystems. These companies may provide us with early releases of new products and, in some cases, access to technical resources to facilitate compatibility with their products.

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

Our research and development expense totaled $17.1 million in fiscal 2006, $11.5 million in fiscal 2005 and $8.3 million in fiscal 2004.

Competition

The market for EMM software, which has emerged only in recent years, is intensely competitive, evolving rapidly and highly fragmented. We believe the following factors are the principal methods of competition in the EMM market:

•	marketing focus and domain expertise;

•	product functionality, performance and reliability;

•	breadth and depth of product offerings;

•	ability to offer integrated solutions, especially for Internet and traditional marketing;

•	services organization and post-sale support;

•	total cost of ownership;

•	large and referencable customer base;

•	time to market;

•	product architecture and scalability; and

•	price.

The following summarizes the principal products that compete with our Affinium software products:

•	Our products compete with solutions developed internally by businesses. Prior to the emergence of the EMM market, businesses managing their marketing programs relied upon manual processes, internally developed software programs, and desktop productivity software such as business intelligence reporting tools, graphics packages, word processing and spreadsheets to conduct marketing operations. Many businesses continue to rely upon these internally developed solutions, although we believe that businesses increasingly recognize that doing so is inefficient and uneconomical. We believe our product functionality, the breadth of our modular software offerings and our products’ open architecture differentiate our software, because our products enable a marketer to use, modify and execute end-to-end marketing strategies more easily than with internally developed solutions.

•	Our products compete with CRM and other enterprise application software from vendors such as Chordiant Software, and Siebel, a division of Oracle. While these vendors have developed offerings that include marketing software, they do not provide all of the EMM functionality that we believe is needed to support a dynamic, customer-centric marketing organization. These vendors may seek to compete on price by bundling their marketing applications with other enterprise applications. We believe we compete successfully with these vendors based upon our marketing focus and domain expertise, our open architecture, and the breadth and depth of analytical and other functionality of our products.

•	Our products also compete with infrastructure software, including data warehousing and business intelligence tools, from providers such as SAS and Teradata, a division of NCR Corporation. We compete with these providers on the same basis as we compete with CRM and other enterprise application vendors. In particular, we believe that we compete successfully with these providers based on our marketing focus and domain expertise, as well as our open architecture.

•	Our products compete with other EMM software products from a number of privately-held vendors such as Aprimo. Some of these vendors focus on a limited range of the EMM market. We believe we are able to compete successfully with these vendors due to our established market leadership, the comprehensiveness of our offerings, and the flexibility and scalability of our open architecture. In particular, we believe businesses can more readily achieve seamless integration with multiple data sources and reduce data duplication with our Affinium offerings than with our competitors’ EMM

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

•	Our products compete with web analytics products from Omniture, WebSideStory and WebTrends. Some of these vendors offer only on-demand software solutions and either web analytics or Internet marketing related capabilities. These vendors do not offer capabilities for cross-channel marketing or other EMM functions. Marketers are increasingly recognizing the need for an integrated and cross-channel approach to interacting with customers. We believe marketers can achieve significant benefits in the form of more precise targeting, stronger customer loyalty, higher response rates and reduced costs through our solution which enables them to track, analyze, execute and measure customer behavior and marketing programs across both Internet and traditional channels. Other solutions generally rely on proprietary data stores that are difficult to integrate with other cross channel data. In addition, these solutions do not provide the ability to automate cross channel marketing and customer interactions. Lastly, solutions that are offered only in either a on-demand or an on-premise deployment model cannot address the full market for either EMM or web analytics as the market is equally split in terms of customer preference for deployment options

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

As of September 30, 2006, we had four issued U.S. patents and have sixteen pending U.S. patent applications. We file applications for patents on certain inventions in the United States, and in each case consider whether filing for protection in selected foreign jurisdictions is appropriate. We evaluate ideas and inventions for patent protection with a team of engineers, product managers and internal counsel, in consultation with our outside patent counsel. These issued patents and pending patent applications relate to various systems and methods, including offer management, lead management, data mining, modeling, and optimization. The issued patents we own will expire in 2018. We anticipate filing more patent applications in the ordinary conduct of our business.

“Unica” is a registered trademark in the United States, the European Union, Korea, Japan, China, Singapore, Australia and Norway. “Affinium” is registered as a trademark in the United States, Japan and the European Union. “Nettracker”, “Ask Nettracker” and “My Nettracker” are registered trademarks in the United States. The “Unica & Design” (Unica with the crescent) mark is registered in the United States. We also hold trademarks and service marks identifying certain product and service offerings. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We also pursue foreign copyrights, trademarks and service marks where applicable and necessary.

Although we typically consider whether filing for patent protection in foreign jurisdictions is appropriate, to date we have not pursued patent protection in any foreign countries.

We have incorporated third-party licensed technology into our current product offerings. Royalties paid for this third-party licensed technology represented 2% of total revenue in fiscal 2006, 1% of total revenue in fiscal 2005 and 2% of total revenue in fiscal 2004, and we expect this percentage to remain relatively constant for the foreseeable future.

Employees

As of September 30, 2006, we had a total of 395 employees, consisting of 138 employees in sales and marketing, 122 employees in research and development, 92 employees in services groups, and 43 employees in general and administrative functions. A total of 97 of those employees were located outside of the United States.

From time to time we also employ independent contractors and temporary employees to support our operations. None of our employees are subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our relations with our employees are good.

Item 1A.	Risk Factors

The following discussion highlights certain risks which may affect future operating results. These are the risks and uncertainties we believe are most important for our existing and potential stockholders to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

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

Our quarterly and annual revenue and other operating results can be difficult to predict and can fluctuate substantially, which may result in volatility in the price of our common stock.

Our quarterly and annual revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter and year to year. This variability may lead to volatility in our stock price as equity research analysts and investors respond to these quarterly and annual fluctuations. These fluctuations are due to numerous factors, including:

•	the timing and size of our licensing transactions;

•	the mix of perpetual licenses and term arrangements;

•	lengthy and unpredictable sales cycles;

•	patterns of capital spending and changes in budgeting cycles by our customers;

•	the timing of development, introduction and market acceptance of new products or product enhancements by us or our competitors;

•	the timing of acquisitions of businesses and products by us or our competitors;

•	product and price competition;

•	the mix of higher-margin license revenue and lower-margin service revenue;

•	software defects or other product quality problems;

•	our ability to hire, train and retain sufficient sales, service and other personnel;

•	the geographical mix of our sales, together with fluctuations in currency exchange rates;

•	fluctuations in economic and financial market conditions;

•	resolution of litigation, claims and other contingencies;

•	expenses related to litigation, claims and other contingencies; and

•	complexity of the accounting rules that govern revenue recognition.

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

Our software products have lengthy sales cycles, which typically extend from six to twelve months and may take more than two years. A customer’s decision to license our products often involves a significant commitment of its resources and a lengthy qualification and product evaluation and qualification process. The length of our sales cycle varies depending on the approval processes of the customer, the product being licensed, the nature and size of the project, the customer’s budget, and the involvement of third-party product or service providers. We may incur substantial sales and marketing expense and expend significant management efforts during this time, regardless of whether we make a sale. As a result of the lengthy sales cycles for our products, it is difficult for us to predict the quarter in which a particular sale may occur. Accordingly, our revenue and other operating results may vary significantly from quarter to quarter, or year to year, which in turn could create volatility in the price of our common stock.

The delay or cancellation of one or more large transactions may adversely affect our quarterly or annual revenue.

Large license transactions from time to time account for a substantial amount of our license revenue in a fiscal quarter. For example, a single transaction accounted for greater than 10% of our revenue in the three months ended September 30, 2006. If a potential customer does not enter into a large transaction that we anticipate in a certain quarter, or if we are unable to recognize license revenue from that transaction in the quarter, our revenue may decline or fail to grow at the rate expected and we may incur operating losses in that quarter. Moreover, a significant portion of each quarter’s license revenue historically has come from transactions agreed upon in the final month of the quarter. Therefore, even a short delay in the consummation of an agreement may cause our revenue to fall below our announced guidance or expectations of equity research analysts or investors for a quarter.

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

A substantial majority of our perpetual license revenue is derived from our Affinium Campaign software, and a decline in sales of licenses of this software could materially adversely affect our operating results.

Sales of licenses of our Affinium Campaign software accounted for approximately 69% of our perpetual license revenue in fiscal 2006, 86% of our perpetual license revenue in fiscal 2005 and 84% of our perpetual license revenue in fiscal 2004. We expect to derive a substantial portion of our license revenue for the foreseeable future from current and future versions of our Affinium Campaign software, and our operating results will depend significantly upon the level of demand for this software. Demand for our Affinium Campaign software may decline due to a number of factors, including increased market penetration by our competitor’s products or slower growth in the EMM market than we anticipate. If demand for our Affinium Campaign software decreases significantly, our operating results will be adversely affected and we may incur operating losses.

If we fail to protect our proprietary rights and intellectual property adequately, our business and prospects may be harmed.

Our success depends in large part on our proprietary technology. We rely on a combination of patents, trademarks, copyrights, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our software products and services. We cannot assure you that these protections will be adequate to prevent our competitors from copying or reverse-engineering our products, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. As of September 30, 2006, we had four issued U.S. patents and sixteen pending U.S. patent applications. We may, however, be unable to obtain additional patent protection in the future. In addition, any current or future patents issued to us may not provide us with any competitive advantages, or may be challenged by third parties. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Accordingly, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Furthermore, we cannot be sure that steps we take to protect our proprietary rights will prevent misappropriation of our intellectual property.

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

We have incorporated third-party licensed technology into our current product offerings. Royalties paid for this third-party licensed technology represented 2% of total revenue in fiscal 2006, 1% of total revenue in fiscal 2005 and 2% of total revenue in fiscal 2004, and we expect this percentage to remain relatively constant for the foreseeable future. If these technology providers were no longer to allow us to use these technologies for any reason, we may be required to:

•	identify, license and integrate equivalent technology from another source;

•	rewrite the technology ourselves; or

•	rewrite portions of our software to accommodate the change or no longer use the technology.

Any one of these outcomes could delay further sales or the implementation of our products, impair the functionality of our products, delay new product introductions, result in our substituting inferior or more costly technologies into our products, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new products, and we cannot assure you that we could license that technology on commercially reasonable terms or at all. Because of the relative immateriality of this third-party licensed technology as well as the availability of alternative equivalent technology, we do not expect that our inability to license this technology in the future would have a material adverse affect on our business or operating results. Our inability to license this technology could adversely affect our ability to compete.

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

We may not be able to maintain our strategic alliance relationships or attract sufficient additional MSPs and systems integrators that have the ability to market, sell, implement or support our products effectively, particularly in additional countries outside the United States. If we are unable to leverage our sales resources through our strategic alliance relationships with MSPs, we may need to hire and train additional qualified sales personnel. Similarly, if we cannot leverage our services resources through our strategic alliance relationships with systems integrators, we may incur additional costs associated with providing services. We cannot assure you, however, that we will be able to hire additional qualified sales or service personnel in these circumstances, and our failure to do so may restrict our ability to generate revenue or implement our products on a timely basis. Even if we are successful in hiring additional qualified sales or service personnel, we will incur additional costs and our operating results, including our gross margins, may be adversely affected.

If we fail to retain our chief executive officer or other key personnel or if we fail to attract additional qualified personnel, we will not be able to achieve our anticipated level of growth and our operating results could be adversely affected.

Our future success depends upon the continued service of our executive officers and other key sales, marketing, service, engineering and technical staff. The loss of the services of our executive officers and other key personnel would harm our operations. In particular, Yuchun Lee, our co-founder, chief executive officer, president and chairman, is critical to the management of our business and operations, as well as to the development of our strategic direction. None of our officers or key personnel are bound by an employment agreement, and we do not maintain key person life insurance on any of our employees other than our chief executive officer. In addition, our future success will depend in large part on our ability to attract a sufficient number of highly qualified personnel, and there can be no assurance that we will be able to do so. Competition for qualified personnel in the software industry is intense, and we compete for these personnel with other software companies that have greater financial, technical, marketing, service and other resources than we do. If we fail to retain our key personnel and to attract new personnel, we will not be able to achieve our anticipated level of growth and our operating results could be adversely affected.

Our international operations expose us to additional business risks, and failure to manage these risks may adversely affect our business and operating results.

We maintain sales offices in France, the United Kingdom, Singapore, Belgium, Germany, Spain, Australia and Korea. In addition, we opened a research and development office in India in October 2004. Revenue from customers located outside of North America accounted for $17.4 million, or 21% of total revenue, in fiscal 2006, $13.3 million, or 21% of total revenue, in fiscal 2005 and $12.7 million, or 26% of total revenue, in fiscal 2004. Our international operations are subject to a number of risks and potential costs, including:

•	lack of local recognition of our branding, which may require that we spend significant amounts of time and money to build brand identity;

•	difficulty in establishing, staffing and managing international operations;

•	establishing and maintaining strategic alliance relationships;

•	internationalization of our products to meet local customs or the needs of local marketing organizations;

•	different pricing environments;

•	longer accounts receivable payment cycles and other collection difficulties;

•	compliance with multiple, conflicting, and changing laws and regulations, including employment, tax, trade, privacy, and data protection laws and regulations;

•	laws and business practices, which may vary from country to country and may favor local competitors;

•	limited protection of intellectual property in some countries outside of the United States; and

•	political and economic instability.

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

We generate maintenance fees revenue from sales of maintenance associated with licensed software. We generally sell maintenance on an annual basis. In each of the last three fiscal years and the most recent quarter, customers have renewed maintenance arrangements in effect as of the beginning of the period representing approximately 90% of the maintenance agreements that came up for renewal during the period. We cannot assure you that we will succeed in sustaining this rate of maintenance renewals. Moreover, we are facing competitive and other pressures to reduce the pricing of our maintenance arrangements. If we fail to sustain our historical level of maintenance renewals or our historical pricing, our maintenance fees revenue and total revenue would decrease and our operating results would be adversely affected.

If we fail to manage our expanding operations effectively, we may not be able to achieve our anticipated level of growth and our operating results could be adversely affected.

In fiscal 2005 and fiscal 2006, we significantly expanded our operations. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our software offerings, projected increases in our customer base, and anticipated growth in the number and complexity of software implementations. Our expansion has placed, and will continue to place, a significant strain on our management, sales, services, development and financial infrastructure. In particular, we must further expand and improve our accounting, management and operational controls and our reporting systems and procedures. Our future success will depend in part upon our ability to expand our infrastructure and manage our continuing operational growth effectively.

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

Defects and errors in our software products could result in an increase in service and warranty costs or claims for substantial damages against us. Our license agreements with our customers typically contain provisions designed to limit our liability for defects and errors in our products and damages relating to such defects and errors, but these provisions may not be enforced by a court or otherwise effectively protect us from legal claims. Our liability insurance may not be adequate to cover all of the costs resulting from these legal claims. Moreover, we cannot assure you that our current liability insurance coverage will continue to be available on acceptable terms or that the insurer will not deny coverage as to any future claim. The successful assertion against us of one or more large claims that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse affect on our business and operating results. Furthermore, even if we succeed in the litigation, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

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

The effectiveness of our software products relies on our customers’ storage and use of data concerning their customers, including financial, personally identifying and other sensitive data. Our customers’ collection and use of these data for consumer profiling may raise privacy and security concerns and negatively impact the demand for our products and services. We have implemented various features intended to enable our customers to better comply with privacy and security requirements, such as opt-out messaging and checking, the use of anonymous identifiers for sensitive data, and restricted data access, but these security measures may not be effective against all potential privacy concerns and security threats. If a breach of customer data security were to occur, our products may be perceived as less desirable, which would negatively affect our business and operating results.

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

The software industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. From time to time, we receive claims that our software products or business infringe or misappropriate the intellectual property of third parties. For example, we recently settled a lawsuit with NetRatings, Inc. relating to the alleged patent infringement of our NetTracker software, a product we acquired as part of the Sane Solutions acquisition, as more fully described in Item 3. “Legal Proceedings”.

We cannot assure you that in the future other third parties will not assert that our technology violates their intellectual property rights or that we will not be the subject of a material intellectual property dispute. EMM software developers may become increasingly subject to infringement claims as the number of commercially available EMM software products increases and the functionality of these products further overlaps.

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

We intend to continue to pursue acquisitions of businesses, technologies and products that will complement our existing operations. On December 20, 2005, we acquired certain assets of MarketSoft Software Corporation (MarketSoft) and on March 22, 2006, we acquired Sane Solutions, LLC (Sane), as further described in Note 3 to the consolidated financial statements. We cannot assure you that these acquisitions or any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:

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

We will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC and The Nasdaq Global Market, has imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

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

The following factors, most of which are outside of our control, could cause the market price of our common stock to decrease significantly:

•	loss of any of our major customers;

•	departure of key personnel;

•	variations in our annual or quarterly operating results;

•	announcements by our competitors of significant contracts, new products or product enhancements, acquisitions, distribution partnerships, joint ventures or capital commitments;

•	changes in governmental regulations and standards affecting the software industry and our products, including implementation of additional regulations relating to consumer data privacy;

•	decreases in financial estimates by equity research analysts;

•	sales of common stock or other securities by us in the future;

•	decreases in market valuations of software companies;

•	fluctuations in stock market prices and volumes; and

•	damages, settlements, legal fees and other costs related to litigation, claims and other contingencies.

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

We anticipate that our executive officers and directors and entities affiliated with them will, in the aggregate, beneficially own 40% of our outstanding common stock in the near term. In particular, Yuchun Lee, our co-founder, chief executive officer, president and chairman, beneficially owned approximately 25% of our outstanding common stock as of September 30, 2006. Our executive officers, directors and affiliated entities, if acting together, would be able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We primarily operate in leased facilities. We lease approximately 72,000 square feet of office space in Waltham, Massachusetts pursuant to a lease agreement that expires in April 2009. This facility serves as our corporate headquarters. Personnel located at this facility include members of our senior management team, software research and development team, consulting personnel, technical support personnel, product marketing and management personnel, sales personnel, and finance and administration personnel.

We also lease office space in Paris, France; Pune, India; Uxbridge, England; Singapore; Brussels, Belgium; Munich, Germany; Madrid, Spain; Melbourne, Australia and Seoul, Korea. Our aggregate rent expenses were $2.8 million in fiscal 2006. For more information about our lease commitments, see Note 7 to our consolidated financial statements, Commitments and Contingencies.

Item 3.	Legal Proceedings

On June 30, 2006, we entered into a settlement and patent license agreement with NetRatings to resolve the patent infringement lawsuit against Sane alleging that Sane’s NetTracker software infringes upon certain patents owned by NetRatings. The suit was filed in the U.S. District Court of New York on May 26, 2005 seeking unspecified monetary relief. We completed our acquisition of Sane on March 22, 2006, and subsequent to the acquisition, NetRatings amended the complaint on April 12, 2006, adding us as a defendant to the lawsuit.

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

The industry in which we operate is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we may be involved in various legal proceedings from time to time that arise in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

Our common stock has been listed on The Nasdaq Global Market under the trading symbol UNCA since August 3, 2005, following the pricing of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock, as reported by The Nasdaq Global Market, since the pricing of our initial public offering:

	High	Low

Fiscal 2005
Fourth quarter (commencing August 3, 2005)	$13.54	$10.20
Fiscal 2006
First quarter	$12.80	$9.77
Second quarter	$15.13	$11.10
Third quarter	$13.38	$7.86
Fourth quarter	$10.76	$8.39

The closing sale price of our common stock, as reported by The Nasdaq Global Market, was $11.41 on December 8, 2006.

Holders

As of December 8, 2006 there were approximately 142 stockholders of record of our common stock based on the records of our transfer agent.

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

Rule 10b5-1 Trading Plans

In September 2005, our board of directors approved an amendment to our insider trading policy to provide that our officers may sell shares of our common stock only pursuant to trading plans or arrangements complying with Rule 10b5-1 under the Securities Exchange Act of 1934. Rule 10b5-1 trading plans generally provide for sales of common stock on specified dates or from time to time, subject to price parameters, daily limits and other contingencies.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On March 22, 2006, we completed our acquisition of Sane, a privately-held provider of web analytics software for internet marketing. In conjunction therewith, we issued 151,984 shares of the Company’s common stock valued at $1,804, which were deposited into an escrow account to secure certain indemnification obligations of the former members of Sane.

No underwriters were involved in the foregoing stock issuances. The foregoing stock issuances were exempt from registration under the Securities Act of 1933, either pursuant to Rule 701 under the Securities Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) under the Securities Act, as a transaction by an issuer not involving a public offering.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below as of September 30, 2006 and 2005, and for the years ended September 30, 2006, 2005, and 2004 are derived from our financial statements audited by Ernst & Young LLP, our independent registered public accounting firm, and included elsewhere in this Annual Report. The selected consolidated financial data as of September 30, 2004, 2003 and 2002 and for the years ended September 30, 2003 and 2002 are derived from our audited financial statements not included in this Annual Report.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended September 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Income Statement Data:
Revenue:
License	$39,621	$29,343	$24,019	$17,203	$11,669
Maintenance and services	42,790	34,205	24,696	14,105	8,979

Total revenue	82,411	63,548	48,715	31,308	20,648
Costs of revenue:
License	2,175	957	687	300	407
Maintenance and services	14,032	10,679	8,075	4,646	2,567

Total cost of revenue	16,207	11,636	8,762	4,946	2,974

Gross profit	66,204	51,912	39,953	26,362	17,674
Operating expenses:
Sales and marketing	33,446	26,802	22,971	15,378	12,941
Research and development	17,085	11,466	8,333	4,981	3,004
General and adminstrative	11,549	6,927	4,206	3,090	1,408
Restructuring charges	255	—	—	—	—
In-process research and development	4,037	—	—	218	—
Amortization of acquired intangible assets	1,109	460	433	162	—

Total operating expenses	67,481	45,655	35,943	23,829	17,353

Income (loss) from operations	(1,277)	6,257	4,010	2,533	321
Interest income, net	2,047	660	173	155	74
Other income (expense), net	(57)	(67)	50	(40)	(4)

Income before income taxes	713	6,850	4,233	2,648	391
Provision for income taxes	37	2,329	769	170	60

Net income	$676	$4,521	$3,464	$2,478	$331

Net income (loss) per common share:
Basic	$0.04	$(0.03)	$0.18	$0.11	$(0.08)

Diluted	$0.03	$(0.03)	$0.16	$0.10	$(0.08)

Shares used in computing net income (loss) per common share:
Basic	19,267	11,342	9,420	9,111	8,965

Diluted	20,235	11,342	10,829	10,243	8,965

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

In the preceding table, cost of revenue and operating expenses include share-based compensation expense as follows:

	Year Ended September 30,
	2006	2005	2004	2003	2002
	(In thousands)

Shared-based compensation expense:
Cost of maintenance and services revenue	$273	$94	$24	$—	$—
Sales and marketing expense	776	171	40	—	—
Research and development expense	678	68	30	—	—
General and administrative expense	1,291	120	17	—	15

Total share-based compensation expense	$3,018	$453	$111	$—	$15

	As of September 30,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$30,501	$43,754	$23,773	$16,535	$11,590
Short-term investments	9,537	16,172	—	—	—
Working capital	24,170	45,298	11,107	5,496	6,568
Total assets	104,647	81,604	42,414	26,726	15,966
Total deferred revenue	33,886	24,634	20,290	10,835	5,572
Indebtedness, including current potion	—	—	—	510	120
Redeemable preferred stock	—	—	15,364	14,355	13,346
Total stockolders’ equity (deficit)	54,607	46,373	(1,558)	(4,726)	(6,282)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report. This Annual Report on Form 10-K contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information. We believe that it is important to communicate our future expectation to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involved risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in “Risk Factors” in Item 1A on this Annual Report on Form 10-K. Readers should not place undue reliance on our forward-looking statements, and we assume no obligation and do not intend to update any forward-looking statements.

Our fiscal year ends on September 30.  References to fiscal 2006, 2005 or 2004, for example, refer to the fiscal year ended September 30, unless otherwise indicated.

Overview

Unica Corporation is a global provider of enterprise marketing management, or EMM — software designed to help businesses increase their revenues and improve the efficiency and measurability of their marketing operations. Our comprehensive set of integrated software modules is offered under the “Affinium” name. Focused exclusively on the needs of marketers, Unica’s Affinium® software delivers key capabilities to track and analyze online and offline customer behavior, generate demand and manage marketing process, resources and assets. Affinium streamlines the entire marketing process for relationship, brand and Internet marketing — from analysis and planning, to budgeting, production management, execution and measurement. As the most comprehensive EMM suite on the market, Affinium uniquely delivers a marketing “system of record” — a dedicated solution through which marketers capture, record and easily manage marketing activity, information and assets, rapidly design campaigns, and report on performance. Unica’s EMM solution is to marketing organizations what ERP is to manufacturing organizations.

We sell and market our software primarily through our direct sales force and in conjunction with marketing service providers, or MSPs, and systems integrators. MSPs offer a range of marketing program design, support, and execution services on a hosted or outsourced basis, and MSPs resell and deploy our products. We also provide a full range of services to our customers, including implementation, training, consulting, maintenance and technical support, and customer success programs. We have sales offices across the United States, including at our headquarters in Waltham, Massachusetts, as well as in France, the United Kingdom, Singapore, Belgium, Germany, Spain, Australia and Korea, and also have sales personnel located in Canada, the Netherlands and Thailand. In addition, we have a research and development office in India. We have a worldwide installed base of over 500 companies in a wide range of industries. Our current customers operate principally in the financial services, retail, telecommunications, and travel and hospitality industries.

Our strategy for long-term sustained growth in our revenue and net income is focused on maintaining our market and technological leadership in the EMM market. We derive, and expect to continue to derive, all of our revenue from providing EMM software and services, and in particular we expect to derive a substantial majority of our license revenue for the foreseeable future from current and future versions of our Affinium software. In order to execute our strategy successfully, we must increase awareness of EMM software generally and of our company and products in particular. The market for EMM software is relatively new and still evolving, and our success will depend to a substantial extent on the willingness of businesses to implement EMM software. We intend to introduce new software products and enhance existing products in order to keep pace with technological developments, satisfy increasing customer requirements and maintain our competitive position.

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

We intend to increase our recurring revenue on an absolute dollar basis, which we generate from ongoing maintenance agreements to support our software, as well as from agreements to license our offerings on a term basis through MSPs that provide outsourcing and database hosting for on-demand solutions using Affinium software.

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

License Revenue

Perpetual Licenses.  Licenses to use our software products in perpetuity generally are priced based on (a) either a customer’s database size (including number of database records) or a platform fee and (b) a specified number of users. With respect to our Affinium NetInsight product, licenses are generally priced based on the volume of traffic and complexity of a website. We generally recognize perpetual license revenue at the time of product delivery, provided all other revenue recognition criteria have been met, pursuant to the requirements of Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. When we license our software on a perpetual basis through an MSP or systems integrator, we recognize revenue upon delivery of the licensed software to the MSP or systems integrator only if (a) the customer of the MSP or systems integrator is identified in a written arrangement between the MSP or systems integrator and us and (b) all other revenue recognition criteria have been met.

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

Cost of Revenue

Cost of license revenue for both perpetual license agreements and term arrangements consists primarily of (a) salaries, bonuses, benefits and share-based compensation related to documentation personnel, (b) facilities and other related overhead, (c) third-party royalties for licensed technology incorporated into our current product offerings, and (d) amortization of acquired developed technology.

Cost of maintenance and services revenue consists primarily of (a) salaries, bonuses, benefits, share-based compensation, facilities and other related overhead related to professional services and technical support personnel, and (b) cost of services provided by subcontractors for professional services, travel, lodging and other out-of-pocket expenses.

Operating Expenses

Sales and Marketing.  Sales and marketing expense consists primarily of (a) salaries, benefits and share-based compensation related to sales and marketing personnel, (b) commissions and bonuses, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows and advertising, and (e) facilities and other related overhead. The total amount of commissions earned for a perpetual license, term or maintenance arrangement are recorded as expense when revenue recognition for that arrangement commences.

Research and Development.  Research and development expense consists primarily of (a) salaries, bonuses, benefits and share-based compensation related to employees working on the development of new products, enhancement of existing products, quality assurance and testing and (b) facilities and other related overhead. To date, all of our research and development costs have been expensed as incurred.

General and Administrative.  General and administrative expense consists primarily of (a) salaries, bonuses, benefits and share-based compensation related to general and administrative personnel, (b) accounting, legal and other professional fees, and (c) facilities and other related overhead.

Amortization of Acquired Intangible Assets and In-Process Research and Development.  Cost of revenue includes the amortization of developed core technology acquired in our recent acquisitions. Operating expenses include the amortization of acquired customer contracts and related customer relationships, as well as the write-off of an in-process research and development project that was in development at the date of the acquisition of Sane, and for which no alternative future use existed.

Share-Based Compensation.  Cost of revenue and operating expenses have historically included share-based compensation expense to the extent the fair value of our common stock exceeds the exercise price of stock options granted to employees on the date of grant (intrinsic value method). On October 1, 2005, the beginning of the first quarter of fiscal 2006, however, we adopted new accounting provisions pursuant to the requirements of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment.  SFAS 123(R) requires measurement of all employee share-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123(R). We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over the requisite service periods of the awards.

We recognized share-based compensation expense of $3.0 million in 2006, a significant component of which was the result of the adoption of SFAS 123(R). Our use of a different option pricing model, or different assumptions, however, may have resulted in a different expense.

The components of share-based compensation expense for the year ended September 30, 2006 are as follows:

Stock options under SFAS 123(R)	$1,733
Stock options under APB 25	152
Restricted stock units	1,093
Employee stock purchase plan	40

Total share-based compensation	$3,018

Payments to Preferred Stockholders

We paid a one-time cash dividend of approximately $10.8 million after the completion of our initial public offering on August 2, 2005. The dividend was paid to persons who held our stock as of August 3, 2005, which was one day after the date on which we entered into the underwriting agreement for our initial public offering. Approximately $3.1 million of this amount was paid to our preferred stockholders. In addition, we paid, immediately after the completion of the initial public offering, an aggregate of $1.0 million to our Series B preferred stockholders in accordance with our charter. The total of $4.1 million paid to our preferred stockholders reduced income attributable to common stockholders and the related net income per share amounts in the fourth quarter and year-ended September 30, 2005.

Acquisition

On December 20, 2005, we entered into an Asset Purchase Agreement (the Purchase Agreement) with MarketSoft Software Corporation (MarketSoft), a provider of lead management and event-detection software and services, pursuant to which we acquired certain assets of MarketSoft in exchange for $7.3 million in cash, as well as transaction costs and the assumption of specified liabilities of MarketSoft. The acquisition was accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards 141, Business Combinations (SFAS 141), and our operating results therefore include the results of MarketSoft beginning on the acquisition date.

On March 22, 2006, we completed our acquisition of Sane Solutions, LLC (Sane), a privately-held provider of web analytics software for internet marketing. The merger consideration consisted of $21.8 million in cash, 151,984 shares of our common stock valued at $1.8 million, which were deposited into an escrow account to secure certain indemnification obligations of the former members of Sane, and assumed liabilities and transaction costs of $5.1 million. Pursuant to the merger agreement, we granted restricted stock unit awards for an aggregate of 88,293 shares of our common stock to specified employees of Sane. The acquisition was accounted for as a purchase transaction in accordance with SFAS 141, and our operating results therefore include the results of Sane beginning on the acquisition date.

Neither acquisition resulted in a new reportable segment under SFAS 131 Disclosures About Segments of an Enterprise and Related Information (SFAS 131).

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

We believe that of our significant accounting policies, which are described in Note 2 to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity.

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

For all of our software arrangements, we do not recognize revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and we deem collection to be probable. In making these judgments, we evaluate these criteria as follows:

•	Evidence of an arrangement. For the majority of our arrangements, we consider a non-cancelable agreement signed by us and the customer to be persuasive evidence of an arrangement. In transactions below a certain dollar threshold involving the sale of our Affinium NetInsight product, we consider a purchase order signed by the customer to be persuasive evidence of an arrangement.

•	Delivery. We consider delivery to have occurred when a CD or other medium containing the licensed software is provided to a common carrier or, in the case of electronic delivery, the customer is given electronic access to the licensed software. Our typical end-user license agreement does not include customer acceptance provisions.

•	Fixed or determinable fee. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our normal payment terms. If the fee is subject to refund or adjustment, we recognize the revenue when the refund or adjustment right lapses. If the payments are due beyond our normal terms, we recognize the revenue as amounts become due and payable or as cash is collected.

•	Collection is deemed probable. Customers are evaluated for creditworthiness through our credit review process at the inception of the arrangement. Collection is deemed probable if, based upon our evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we cannot conclude that collection is probable, we defer the revenue and recognize the revenue upon cash collection.

In our agreements with customers and MSPs, we provide a limited warranty that our software will perform in a manner consistent with our documentation under normal use and circumstances. In the event of a breach of this limited warranty, we must repair or replace the software or, if those remedies are insufficient, provide a refund. These agreements generally do not include any other right of return or any cancellation clause or conditions of acceptance.

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

Share-Based Compensation

We historically have granted stock options at exercise prices that equaled the fair value of our common stock as of the date of grant. Prior to August 3, 2005, because there had been no public market for our common stock, the board determined the fair value of our common stock by considering a number of factors, including our operating and financial performance, the pricing of sales of convertible preferred stock to third parties, the rights and preferences of securities senior to common stock, and trends in the broad market for software and other technology stocks.

On October 1, 2005, we adopted the provisions of SFAS 123(R), which requires us to recognize expense related to the fair value of share-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, share-based compensation expense for the year ended September 30, 2006 includes compensation expense for all share-based compensation awards granted on or after November 18, 2004 (the filing date for the initial registration statement for our initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Pursuant to SFAS 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, which requires us to make assumptions as to volatility, risk-free interest rate, estimated life of the awards, and expected forfeiture rate. The computation of expected volatility for the year ended September 30, 2006 is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The computation of expected option term is based on an average of the vesting term and the maximum contractual life of the Company’s stock options. For the year ended September 30, 2006, the Company used an expected forfeiture rate of 5%. Computation of expected forfeitures is based on historical forfeiture rates of the Company’s stock options.

The fair value of options granted prior to November 18, 2004, was calculated using the minimum value method, pursuant to SFAS 123. Under the provisions of SFAS 123(R), the value of these options will not be recorded in the statement of operations subsequent to the adoption of SFAS 123(R). Instead, we will continue to account for these options using APB 25. The amount of unamortized pro forma compensation expense at October 1, 2005, related to those minimum value awards was $920.

For options and awards accounted for under SFAS 123(R), the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. In addition, certain tax effects of share-based compensation are reported as a financing activity rather than an operating activity in the statements of cash flows.

As of September 30, 2006, we had outstanding stock options of 2,179,005 and restricted stock awards of 600,522. On October 1, 2006, an additional 980,022 shares were reserved under the 2005 Plan, in accordance with the provisions of the Plan, which also requires an annual increase of the shares reserved for issuance under the Plan equal to the lesser of (a) 5,000,000 shares of common stock, (b) 5% of the outstanding shares of common stock as of the opening of business on such date or (c) an amount determined by the Board.

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of net assets associated with various acquisitions from fiscal 2003 and fiscal 2006. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. We allocated a portion of each purchase price to intangible assets, including customer contracts and related customer relationships and developed technology that are being amortized over their estimated useful lives of one to five years. We also allocated a portion of each purchase price to tangible assets and assessed the liabilities to be recorded as part of the purchase price. The estimates we made in allocating each purchase price to tangible and intangible assets, and in assessing liabilities recorded as part of the purchase, involved the application of judgment and the use of estimates, which could significantly affect our operating results and financial position.

We review the carrying value of goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value. We evaluate impairment by comparing the estimated fair value of each reporting unit to its carrying value. We estimate fair value by computing our expected future discounted operating cash flows based on historical trends, which we adjust to reflect our best estimate of future market and operating conditions. Actual results may differ materially from these estimates. The estimates we make in determining the fair value of each reporting unit involve the application of judgment, including the amount and timing of future cash flows, short- and long-term growth rates, and the weighted average cost of capital, which could affect the timing and size of any future impairment charges. Impairment of our goodwill could significantly affect our operating results and financial position. Based on our most recent assessment, there were no goodwill impairment indicators.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. At least annually, we perform an impairment test to determine the realizability of our long-lived assets, including intangible assets, based on profitability and cash flow expectations for the related assets. Any write-downs are treated as permanent reductions in the carrying amount of the assets. We must use judgment in evaluating whether events or circumstances indicate that useful lives should change or that the carrying value of assets has been impaired. Any resulting revision in the useful life or the amount of an impairment also requires judgment. Any of these judgments could affect the timing or size of any future impairment charges. Revision of useful lives or impairment charges could significantly affect our operating results and financial position.

Software Development Costs

We evaluate whether to capitalize or expense software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and consequently the amounts that could be capitalized have not been material to our financial position or results of operations. Therefore, we have charged all such costs to research and development in the period in which they are incurred.

Costs of software applications developed or obtained for internal use that are incurred during the applications’ development stages are capitalized in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed of Obtained for Internal Use.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At September 30, 2006, our deferred tax assets consisted primarily of foreign net operating loss carryforwards, foreign tax credit carryforwards and temporary differences. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. During fiscal 2006, we adjusted our foreign deferred tax assets and associated valuation allowance, resulting in no tax benefit for the current period. During fiscal 2005, as we benefited from foreign net operating losses and reduced the value of that asset, we also reversed a portion of the related valuation allowance. During fiscal 2004, we determined that it was more likely than not that future taxable income would be sufficient to realize the U.S. portion of the deferred tax assets, and as a result we reversed a portion of the valuation allowance and recorded an income tax benefit. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

Contingencies

From time to time and in the ordinary course of business, we may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. In accordance with SFAS 5, Accounting for Contingencies, we accrue the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable. In accordance with EITF Topic D-77, Accounting for Legal Costs Expected To Be Incurred In Connection With A Loss Contingency, we accrue for legal costs related to a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, we accrue the minimum amount of the range.

Valuation of Business Combinations

We record intangible assets acquired in business combinations under the purchase method of accounting. We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including developed technology, customer contracts and related customer relationships and in-process research and development. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The use of alternative purchase price allocations and alternative estimated useful life assumptions could result in different intangible asset amortization expense in current and future periods.

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

As a result of the Sane acquisition, we recorded an in-process research and development charge of $4.0 million associated with the web analytics product that was in development at the acquisition date. The amount was recorded as in-process research and development and charged to expense at the acquisition date as the future benefit is dependent on continued research and development activity and the asset has no alternative future use as of the acquisition date. In determining this value, we used the income approach to determine the fair values of the in-process research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value at a risk-adjusted discount rate, for which we used 31%. We estimated that we would complete development of the in-process project in the third quarter of fiscal 2006, at which point material cash inflows would commence. In arriving at the value of the in-process project, we considered, among other factors, the in-process project’s stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. We completed development in June 2006, incurring approximately $450,000 of product development costs.

We believe that the estimated in-process research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the project.

Results of Operations

Comparison of Years Ended September 30, 2006 and 2005

Revenue

	Year Ended September 30,
	2006		2005
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

License revenue	$39,621	48%	$29,343	46%	$10,278	35%
Maintenance and services revenue:
Maintenance fees	32,500	39	25,016	39	7,484	30
Services	10,290	13	9,189	15	1,101	12

Total maintenance and services revenue	42,790	52	34,205	54	8,585	25

Total revenue	$82,411	100%	$63,548	100%	$18,863	30%

Total revenue for fiscal 2006 was $82.4 million, an increase of 30%, or $18.9 million from fiscal 2005. Total revenue increased as a result of higher sales of our Affinium product suite, the $8.1 million impact of sales of new products obtained in recent acquisitions, and additional maintenance fees on the sale of new licenses.

Total license revenue for fiscal 2006 was $39.6 million, an increase of 35%, or $10.3 million from fiscal 2005. This increase in license revenue was attributable to approximately $5.7 million in license revenue from the sale of products obtained in recent acquisitions and from higher sales of our Affinium products.

Maintenance fees revenue is associated with maintenance agreements in connection with the sale of new perpetual and term licenses and maintenance renewal agreements from our existing installed customer base. Maintenance fees revenue for fiscal 2006 was $32.5 million, an increase of 30%, or $7.5 million from fiscal 2005. The increase primarily reflects additional maintenance fees on the sale of new licenses.

Services revenue for fiscal 2006 was $10.3 million, an increase of 12%, or $1.1 million from fiscal 2005. This increase in services revenue resulted from a $1.0 million increase in consulting activity in Europe and an approximate $600,000 increase in consulting services in North America related to assumed contracts from recent acquisitions, offset by an overall decline in North America consulting. The decline in North America consulting services was due to a greater amount of such services being performed by our partners.

Recurring Revenue

	Year Ended September 30,
	2006		2005
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Term fees:
Allocated term license	$4,598	6%	$3,147	5%	$1,451	46%
Allocated term maintenance	1,914	2	1,507	2	407	27

Total term fees	6,512	8	4,654	7	1,858	40
Maintenance fees	30,586	37	23,509	37	7,077	30

Total recurring revenue	37,098	45	28,163	44	8,935	32

Perpetual license	35,023	42	26,196	41	8,827	34
Services	10,290	13	9,189	15	1,101	12

Total revenue	$82,411	100%	$63,548	100%	$18,863	30%

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

Recurring revenue for fiscal 2006 was $37.1 million, an increase of 32%, or $8.9 million from fiscal 2005. The increase in recurring revenue resulted from additional maintenance fees on sales of new licenses, reflecting an increase in our installed customer base, and increased term revenue from additional term sales through our MSP partners.

Revenue by Geography

	Year Ended September 30,
	2006		2005
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

North America	$64,969	79%	$50,239	79%	$14,730	29%
International	17,442	21	13,309	21	4,133	31

Total revenue	$82,411	100%	$63,548	100%	$18,863	30%

For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada and International is comprised of revenue from the rest of the world. In fiscal 2006, International revenue increased at a slightly higher rate than North America due to expanded sales distribution in Europe. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.

Cost of Revenue

	Year Ended September 30,
	2006		2005
		Gross Margin		Gross Margin	Period-to-Period Change
		on Related		on Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

License	$2,175	95%	$957	97%	$1,218	127%
Maintenance and services	14,032	67	10,679	69	3,353	31

Total cost of revenue	$16,207	80%	$11,636	82%	$4,571	39%

Cost of license revenue for fiscal 2006 was $2.2 million, an increase of 127% from fiscal 2005. The increase in cost of license revenue was primarily due to (a) an increase of $675,000 in amortization of developed technology acquired from Sane and MarketSoft; (b) a $289,000 increase in royalties relating to the higher license revenue and the mix of products sold in fiscal 2006; and (c) a $251,000 increase in labor related costs. Royalties paid for third-party licensed technology represented 2% of total license revenue for fiscal 2006, up from 1% in fiscal 2005. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to remain between 1% and 2% of total license revenue. Gross margin on license revenue was 95% in fiscal 2006, down from 97% in fiscal 2005. The decrease was the result of the increase in amortization of developed technology and the increase in royalties paid to third-parties for licensed technology. We expect gross margin on license revenue in fiscal 2007 to remain relatively comparable to fiscal 2006.

Cost of maintenance and services for fiscal 2006 was $14.0 million, an increase of 31% from fiscal 2005. The increase in cost of maintenance and services revenue was primarily due to (a) a $2.4 million increase in labor related costs, including $179,000 of incremental share-based compensation expense; (b) a $356,000 increase in overall facilities costs and (c) a $158,000 increase in outside professional services support. Gross margin on maintenance and services revenue was 67% in fiscal 2006, down from 69% in fiscal 2005. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance. We expect gross margin on maintenance and services revenue in fiscal 2007 to remain relatively comparable to fiscal 2006.

We expect our cost of revenue to increase at approximately the same rate as the corresponding revenue for the foreseeable future. As a result, we expect that our gross profits will increase but that our gross margins will remain relatively stable or decline slightly for the foreseeable future. Our gross margins fluctuate based on the mix of our revenues between license, maintenance and services. If our mix of revenues were to change, our aggregate gross margin could differ from our expectations.

Operating Expenses

	Year Ended September 30,
	2006		2005
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Sales and marketing	$33,446	41%	$26,802	42%	$6,644	25%
Research and development	17,085	21	11,466	18	5,619	49
General and administrative	11,549	14	6,927	11	4,622	67
Restructuring charges	255	—	—	—	255	n/m*
In-process research and development	4,037	5	—	—	4,037	n/m*
Amortization of acquired intangible assets	1,109	1	460	1	649	141

Total operating expenses	$67,481	82%	$45,655	72%	$21,826	48%

*	Not meaningful.

Sales and Marketing.  Sales and marketing expense for fiscal 2006 was $33.4 million, an increase of 25%, or $6.6 million from fiscal 2005. The increase was primarily the result of increased labor related expenses of $6.3 million, including increased commission expenses of $1.3 million related to the higher revenues in fiscal 2006 and $605,000 of incremental share-based compensation expense. We expect sales and marketing expense to continue to increase in absolute dollars, but to remain relatively comparable as a percentage of total revenue for fiscal 2007.

Research and Development.  Research and development expense for fiscal 2006 was $17.1 million, an increase of 49%, or $5.6 million from fiscal 2005. The increase in research and development was primarily the result of (a) a $4.6 million increase in labor related expenses, principally due to increased personnel related to increased investment in our Affinium product suite, including $2.5 million in expenses related to the employees from recent acquisitions and an increase of $610,000 of incremental share-based compensation expense, and (b) an increase of $775,000 due to higher facilities costs. We expect research and development expense to increase in absolute dollars, but to remain relatively comparable as a percentage of total revenue for fiscal 2007.

General and Administrative.  General and administrative expense for fiscal 2006 was $11.5 million, an increase of 67%, or $4.6 million from fiscal 2005. The increase in general and administrative expense was primarily the results of (a) a $2.5 million increase in labor related expenses, including $1.2 million of incremental share-based compensation expense, and (b) $1.6 million in public company related costs, including increased audit fees, costs of compliance with the Sarbanes-Oxley Act and higher directors and officers insurance expense. We expect general and administrative expense to continue to increase in absolute dollars, but decrease as a percentage of total revenue over fiscal 2007.

Restructuring charges.  In the fourth quarter of fiscal 2006, we initiated the restructuring of certain of our operations in France to realign our resources in that region. As a result of this initiative, the Company has terminated several employees resulting in a restructuring charge and accrual of $255,000 for severance and related costs in the fourth quarter of fiscal 2006 and an expected additional charge of approximately $1.0 million in the first quarter of fiscal 2007.

In-Process Research and Development.  The $4.0 million in-process research and development charge associated with the Sane acquisition primarily consists of an acquired web analytics product that was in development at the acquisition date. The amount was recorded as in-process research and development and charged to expense at the acquisition date as the future benefit is dependent on continued research and development activity and the asset has no alternative future use as of the acquisition date.

Amortization of Acquired Intangible Assets:  Amortization of acquired intangible assets was $1.1 million for fiscal 2006, an increase of $649,000 over fiscal 2005. The increase in amortization of intangible assets was related primarily to the two acquisitions we made in fiscal 2006.

Operating and Other Income

	Year Ended September 30,
	2006		2005
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Income (loss) from operations	$(1,277)	(2)%	$6,257	10%	$(7,534)	(120)%
Interest income, net	2,047	3	660	1	1,387	210
Other expense, net	(57)	—	(67)	—	10	(15)

Income before income taxes	$713	1%	$6,850	11%	$(6,137)	(90)%

Income (loss) from operations was a loss of $1.3 million in fiscal 2006, compared to income of $6.3 million in fiscal 2005. This decrease was driven primarily by the $4.0 million write-off of in-process research and development, $2.6 million of incremental share-based compensation expense, and an increase of $1.3 million in amortization of acquired intangible assets related to the two acquisitions we made in fiscal 2006.

Interest income, net was $2.0 million for fiscal 2006, a $1.4 million increase from fiscal 2005. Interest income is generated from the investment of our cash balances, less related bank fees. The increase in interest income, net principally reflected higher cash balances available for investment, resulting from proceeds from our initial public offering less net cash used for acquisitions, and, to a lesser extent, higher interest rates.

Other expense, net consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and charges. The change in other expense, net was primarily driven by more favorable foreign currency exchange rates.

Provision for Income Taxes

Year Ended September 30,
	2006		2005
		Percentage of		Percentage of
		Income		Income
		Before		Before
		Provision for		Provision for	Period-to-Period Change
		Income		Income		Percentage
	Amount	Taxes	Amount	Taxes	Amount	Change
(Dollars in thousands)

Provision for income taxes	$37	5.2%	$2,329	34.0%	$(2,292)	(98)%

Provision for income taxes was $37,000 for fiscal 2006, a $2.3 million decrease from fiscal 2005. The $2.3 million decrease in the provision for income taxes principally reflects the $6.1 million decrease in our income before income taxes, as well as other discrete events in 2006 which lowered our tax provision. In February 2006, the United States Internal Revenue Service completed its audit of Unica Corporation for fiscal years ended September 30, 2003 and 2004. We had established tax reserves in excess of the ultimate settled amounts and, as a result of the settlement, reversed the excess portion of the related income tax reserves during the quarter ended March 31, 2006. This was accounted for as a discrete item and resulted in an income tax benefit of $75,000. During the quarter ended June 30, 2006, we determined that certain estimated liabilities to taxing authorities were no longer probable due to the expiration of the statute of limitations on the related tax positions. We therefore reversed this portion of the related tax reserves, which was accounted for as a discrete item and resulted in an income tax benefit of $90,000 during the quarter ended June 30, 2006. An additional tax benefit of $72,000 was recorded in the quarter ended June 30, 2006 relating to the adjustment of the estimated tax provision computed for the fiscal year ended September 30, 2005, based upon amounts included in the actual tax returns filed in June 2006. These were accounted for as discrete items and cumulatively resulted in an income tax benefit of $237,000 in 2006. As a result of these items our effective tax rate for the year ended September 30, 2006 was 5.2%.

At September 30, 2006, we had available foreign net operating loss carryforwards of $712,000 that do not expire, against which we have a full valuation allowance, and foreign tax credit carryforwards of $163,000 that expire through 2011. We have no U.S. net operating loss carryforwards. The extent to which we can benefit from our deferred tax assets in future years will depend on the amount of taxable income we generate. Our effective tax rate may fluctuate on a quarterly basis due to the volatility caused by the tax impact related to accounting for share-based compensation pursuant to the provisions of SFAS 123(R), changes in tax laws, change in the mix of jurisdictional earnings, or discrete items.

Comparison of Years Ended September 30, 2005 and 2004

Revenue

	Year Ended September 30,
	2005		2004
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

License revenue	$29,343	46%	$24,019	49%	$5,324	22%
Maintenance and services revenue:
Maintenance fees	25,016	39	17,822	37	7,194	40
Services	9,189	15	6,874	14	2,315	34

Total maintenance and services revenue	34,205	54	24,696	51	9,509	39

Total revenue	$63,548	100%	$48,715	100%	$14,833	30%

The $5.3 million increase in license revenue reflected increases of (a) $2.5 million from additional licenses to existing customers and (b) $1.4 million from licenses to new customers. The increase in license revenue was attributable principally to licenses of Affinium Campaign and related modules.

Maintenance fees revenue is associated with maintenance agreements related to the sale of new perpetual and term licenses and maintenance renewal agreements from our existing installed customer base. The $7.2 million increase in maintenance fees revenue reflected an increased number of maintenance agreements resulting from growth in our installed customer base.

The $2.3 million increase in services revenue resulted principally from an increase in implementation and other services projects.

Recurring Revenue

	Year Ended September 30,
	2005		2004
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Term fees:
Allocated term license	$3,147	5%	$1,741	3%	$1,406	81%
Allocated term maintenance	1507	2	826	2	681	82

Total term fees	4,654	7	2,567	5	2,087	81
Maintenance fees	23,509	37	16,996	35	6,513	38

Total recurring revenue	28,163	44	19,563	40	8,600	44

Perpetual license	26,196	41	22,278	46	3,918	18
Services	9,189	15	6,874	14	2,315	34

Total revenue	$63,548	100%	$48,715	100%	$14,833	30%

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

Revenue by Geography

	Year Ended September 30,
	2005		2004
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

North America	$50,239	79%	$35,969	74%	$14,270	40%
International	13,309	21	12,746	26	563	4

Total revenue	$63,548	100%	$48,715	100%	$14,833	30%

For purposes of this discussion, we designate revenue by geographic regions based on the locations of customers. Total revenue from North America increased by $14.3 million, reflecting our continued development of the North American market. The increase consisted of revenue from licenses and related maintenance and services arrangements with new customers and revenue from our expanded offerings.

Total international revenue, which includes revenue from South America Europe, Asia, Australia, Africa and the Middle East, increased by $563,000, reflecting increases in maintenance revenue, substantially offset by lower revenue from licenses.

Cost of Revenue

	Year Ended September 30,
	2005		2004
		Gross Margin		Gross Margin	Period-to-Period Change
		on Related		on Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

License	$957	97%	$687	97%	$270	39%
Maintenance and services	10,679	69	8,075	67	2,604	32

Total cost of revenue	$11,636	82%	$8,762	82%	$2,874	33%

The $270,000 increase in cost of license revenue was comprised principally of $213,000 of increased salaries and benefits.

The $2.6 million increase in cost of maintenance and services revenue was primarily due to an increase in salaries, benefits and allocated overhead attributable to a 22% increase in consulting and support personnel.

Operating Expenses

	Year Ended September 30,
	2005		2004
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Sales and marketing	$26,802	42%	$22,971	47%	$3,831	17%
Research and development	11,466	18	8,333	17	3,133	38
General and administrative	6,927	11	4,206	9	2,721	65
Amortization of acquired intangible assets	460	1	433	1	27	6

Total operating expenses	$45,655	72%	$35,943	74%	$9,712	27%

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

Operating and Other Income

	Year Ended September 30,
	2005		2004
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Income from operations	$6,257	10%	$4,010	8%	$2,247	56%
Interest income, net	660	1	173	—	487	282
Other income (expense), net	(67)	—	50	—	(117)	(234)

Income before income taxes	$6,850	11%	$4,233	9%	$2,617	62%

The $2.2 million increase in income from operations resulted from a $12.0 million increase in gross profits, offset primarily by a $9.7 million increase in aggregate operating expenses.

Interest income, net consisted of interest income generated from the investment of our cash balances, less related bank fees. The $487,000 increase in interest income, net principally reflected higher interest rates and a higher cash balance, coupled with the investment of the proceeds from our initial public offering.

Other income (expense), net consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and charges.

Provision for Income Taxes

Year Ended September 30,
	2005		2004
		Percentage of		Percentage of
		Income		Income
		Before		Before
		Provision for		Provision for	Period-to-Period Change
		Income		Income		Percentage
	Amount	Taxes	Amount	Taxes	Amount	Change
(Dollars in thousands)

Provision for income taxes	$2,329	34%	$769	18%	$1,560	203%

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

At September 30, 2005, we had available state research and development credit carryforwards of $22,000, net of federal benefit, that expire through fiscal 2009, foreign net operating loss carryforwards of $959,000 that do not expire and foreign tax credit carryforwards of $163,000 that would have expired through 2010. We had no U.S. net operating loss carryforwards. The extent to which we can benefit from our foreign deferred tax assets in future fiscal years will depend on the amount of taxable income we generate in France.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations, sales of our capital stock and a one-time borrowing from a lending institution. As of September 30, 2006, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $30.5 million, and our short-term investments balance of $9.5 million. As of September 30, 2006, we had no outstanding debt.

Our cash and cash equivalents at September 30, 2006 were held for working capital purposes and were invested primarily in commercial paper with maturities of less than ninety days. Our short-term investments at September 30, 2006 consisted primarily of commercial paper and corporate bonds. We do not enter into investments for trading or speculative purposes. Restricted cash of $247,000 at September 30, 2006 was held in a certificate of deposit as collateral for a letter of credit related to the lease agreement for our corporate headquarters in Waltham, Massachusetts, and for our sales office in France. Short-term investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At September 30, 2006, we were in compliance with this internal policy.

Net cash provided by operating activities was $7.4 million in fiscal 2006, $9.7 million in 2005 and $8.7 million in 2004. Net income adjusted for non-cash charges (including depreciation, amortization, shared-based compensation and deferred tax benefits) and in-process research and development increased to $7.7 million in 2006 from $5.8 million in 2005, an increase of $1.9 million. Increases in deferred revenue and accounts payable provided additional sources of cash. These increases in operating cash flow in 2006 were offset by increases in accounts receivable and prepaid expenses. The major drivers for the increase in accounts receivable and the corresponding days sales outstanding (DSO) were the timing of significant license transactions in the fourth quarter of 2006 and an increase in advanced billing during the fourth quarter of 2006.

Investing activities consumed $23.1 million, $17.3 million and $1.3 million of cash in 2006, 2005 and 2004, respectively. In 2006, sales and maturities of short term investments generated $25.0 million of cash, which was offset by $28.3 million of net cash used for acquisitions, $18.4 million for the purchase of short-term investments and $1.4 million of cash used for purchases of property and equipment, net of acquisitions. In 2005, net purchases of short-term investments consumed $16.2 million and purchases of property and equipment consumed $1.2 million. In 2004, purchases of property and equipment consumed $980,000.

Our financing activities generated cash of $2.4 million and $27.6 million in fiscal 2006 and 2005, respectively, and consumed $161,000 in 2004. In fiscal 2006, $2.4 million of cash was generated by exercises of stock options and related tax benefits, and by the issuance of shares under the Employee Stock Purchase Plan. In fiscal 2005, $38.5 million of net proceeds were generated from the issuance of common stock in our initial public offering, $936,000 of cash was generated by exercises of stock options, offset by a one time dividend of $11.8 million. In 2004, $383,000 was generated from the exercise of stock options offset by the repayment of notes payable.

Requirements

Capital Expenditures.  We make capital expenditures primarily to acquire computer and other equipment, software, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $1.4 million in fiscal 2006, $1.2 million in fiscal 2005 and $980,000 in fiscal 2004, and related primarily to leasehold improvements and purchases of office equipment to support increased headcount. We expect capital expenditures in fiscal 2007 to continue to increase in a manner consistent with increases in recent years. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Requirements.  The following table sets forth our commitments to settle contractual obligations in cash after September 30, 2006:

	2007	2008	2009	2010	2011	Total
	(In thousands)

Operating leases as of September 30, 2006	$2,176	$2,269	$1,593	$131	$33	$6,202

Our only significant lease obligation relates to our corporate headquarters in Waltham, Massachusetts. Upon expiration of current operating leases in 2009, we expect to renew the existing lease, or contract for new leased facilities, at prevailing rates.

We had no material amounts of purchase obligations at September 30, 2006.

Acquisitions.  On December 20, 2005, we entered into the Purchase Agreement with MarketSoft Software Corporation, pursuant to which we acquired certain assets of MarketSoft for a total purchase price of $8.0 million, which included $7.3 million in cash, transaction costs and the assumption of specified liabilities of MarketSoft. On March 22, 2006, we acquired Sane Solutions LLC for a total purchase price of $28.7 million, which included $21.8 million in cash, $1.8 million in common stock, and the assumption of specified liabilities.

We believe that our current cash, cash equivalents, and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the date of this Annual Report. Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of new products, financing anticipated growth and the possible acquisition of businesses, software products or technologies complementary to our business. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing arrangements. There can be no assurance that such financing can be obtained on favorable terms, if at all.

Off-Balance-Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

There are two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” and “iron curtain” methods. The roll-over method, the method we historically used, focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. Because the focus is on the income statement, the roll-over method can lead to the accumulation of misstatements in the balance sheet that may become material to the balance sheet. The iron curtain method focuses primarily on the effect of correcting for the accumulated misstatement as of the balance sheet date, essentially correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the income statements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under both the roll-over and iron curtain methods. This framework is referred to as the “dual approach.”

SAB 108 permits companies to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as adjustments to the balance sheet as of the first day of the fiscal year with an offsetting adjustment recorded to retained earnings. Use of the cumulative effect transition method is not permitted for otherwise immaterial misstatements that may be identified by a company and requires such immaterial misstatements to be recorded in current period earnings. We completed our analysis under the “dual approach” and have adopted SAB 108 as of October 1, 2005 and have applied its provisions using the cumulative effect transition method.

Upon adoption of SAB 108, we reversed $510,000 of excess allowance for doubtful accounts for uncorrected errors. The excess allowance for doubtful accounts as of September 30, 2003 was approximately $410,000 and had accumulated over several years. The excess allowance for doubtful accounts increased by approximately $80,000 and $20,000 during the years ended September 30, 2004 and 2005, respectively. These errors had not previously been material to any of those prior periods when measured using the roll-over method. We recorded this cumulative effect adjustment net of tax, resulting in a decrease to short-term deferred tax assets of $201,000. As a result, the net adjustment was recorded as an increase to retained earnings as of October 1, 2005 of $309,000.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles (GAAP). This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a rollforward of tax benefits taken that do not qualify for financial statement recognition. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings for that year and will be presented separately. We are required to adopt FIN 48 effective October 1, 2007. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

Impact of Inflation

We believe that our revenue and results of operations have not been significantly impacted by inflation during the past three fiscal years. We do not believe that our revenue and results of operations will be significantly impacted by inflation in future periods.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Some of our agreements with foreign customers involve payments denominated in currencies other than the U.S. dollar, which may create foreign currency exchange risks for us. Revenue denominated in currencies other than the U.S. dollar represented 16% of total revenue in fiscal 2006, 14% in fiscal 2005 and 18% in fiscal 2004.

As of September 30, 2006, we had $4.4 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of September 30, 2006, the fair value of our receivables denominated in currencies other than the U.S. dollar would have fluctuated by $400,000. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense). Exchange rate fluctuations on long-term intercompany accounts, which are invested indefinitely without repayment terms, are recorded in other comprehensive income (loss) in stockholders’ equity.

Interest Rate Risk

At September 30, 2006, we had unrestricted cash and cash equivalents totaling $30.5 million and short-term investments totaling $9.5 million. These amounts were invested primarily in money market funds, commercial paper and corporate bonds, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short-term interest rates and determined that, due to the size and duration of our investment portfolio, a 100-basis-point increase in interest rates would not have any material exposure to changes in the fair value of our portfolio at September 30, 2006. Declines in interest rates, however, would reduce future investment income.

Credit Risk

Our exposure to credit risk consists principally of accounts receivable and purchased customer receivables. We maintain reserves for potential credit losses which, on a historical basis, have been limited due to our ongoing credit review procedures and the general creditworthiness of our customer base. One customer accounted for 15% of our accounts receivable balance at September 30, 2006. No customer accounted for more than 10% of our accounts receivable balance at September 30, 2005.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Unica Corporation

We have audited the accompanying consolidated balance sheets of Unica Corporation and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of income, redeemable preferred stock, stockholders’ (deficit) equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unica Corporation and subsidiaries at September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which requires the Company to recognize expense related to the fair value of share-based compensation awards. Also, as discussed in Notes 2 and 16 to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, pursuant to which the Company recorded a cumulative effect adjustment to opening retained earnings.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Unica Corporation’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2006 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Boston, Massachusetts
December 13, 2006

UNICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$30,501	$43,754
Restricted cash	247	144
Short-term investments	9,537	16,172
Accounts receivable, net of allowance for doubtful accounts of $141 and $569, respectively	26,252	15,220
Purchased customer receivables	1,030	—
Deferred tax assets, net of valuation allowance	655	926
Prepaid expenses and other current assets	1,682	1,002

Total current assets	69,904	77,218
Property and equipment, net	2,226	1,630
Purchased customer receivables, long-term	1,731	—
Acquired intangible assets, net	7,282	253
Goodwill	20,106	2,337
Deferred tax assets, long-term, net of valuation allowance	2,999	—
Other assets	399	166

Total assets	$104,647	$81,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,620	$1,356
Accrued expenses	13,534	9,241
Short-term deferred revenue	29,580	21,323

Total current liabilities	45,734	31,920
Long-term deferred revenue	4,306	3,311

Total liabilities	50,040	35,231
Commitments and contingencies Stockholders’ equity:
Undesignated preferred stock, $0.01 par value:
Authorized — 10,000,000 shares; no shares issued or outstanding at September 30, 2006 and 2005	—	—
Common stock, $0.01 par value:
Authorized — 90,000,000 shares; issued and outstanding — 19,600,444 and 18,902,507 shares at September 30, 2006 and 2005, respectively	196	189
Additional paid-in capital	52,094	44,927
Retained earnings	2,082	1,097
Accumulated other comprehensive income	235	160

Total stockholders’ equity	54,607	46,373

Total liabilities and stockholders’ equity	$104,647	$81,604

The accompanying notes are an integral part of these consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Year Ended September 30,
	2006	2005	2004
	(In thousands, except
	share and per share data)

Revenue:
License	$39,621	$29,343	$24,019
Maintenance and services	42,790	34,205	24,696

Total revenue	82,411	63,548	48,715
Costs of revenue(1):
License	2,175	957	687
Maintenance and services	14,032	10,679	8,075

Total cost of revenue	16,207	11,636	8,762

Gross profit	66,204	51,912	39,953
Operating expenses(1):
Sales and marketing	33,446	26,802	22,971
Research and development	17,085	11,466	8,333
General and administrative	11,549	6,927	4,206
Restructuring charges	255	—	—
In-process research and development	4,037	—	—
Amortization of acquired intangible assets	1,109	460	433

Total operating expenses	67,481	45,655	35,943

Income (loss) from operations	(1,277)	6,257	4,010
Other income:
Interest income, net	2,047	660	173
Other income (expense), net	(57)	(67)	50

Total other income	1,990	593	223
Income before income taxes	713	6,850	4,233
Provision for income taxes	37	2,329	769

Net income	$676	$4,521	$3,464

Net income (loss) per common share:
Basic	$0.04	$(0.03)	$0.18

Diluted	$0.03	$(0.03)	$0.16

Shares used in computing net income (loss) per common share:
Basic	19,267,319	11,342,468	9,420,371

Diluted	20,234,995	11,342,468	10,828,947

(1) Amounts include share-based compensation expense as follows:
Cost of maintenance and services revenue	$273	$94	$24
Sales and marketing expense	776	171	40
Research and development expense	678	68	30
General and administrative expense	1,291	120	17

Total share-based compensation expense	$3,018	$453	$111

The accompanying notes are an integral part of these consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK,
STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)

	Series A		Series B
	Redeemable		Redeemable		Common Stock				Accumulated
	Convertible		Convertible			$0.01	Additional		Other
	Preferred Stock		Preferred Stock			Par	Paid-In	Retained	Comprehensive	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Income
Balance at September 30, 2003	74,811	$8,880	1,635,799	$5,475	9,240,775	$92	$235	$(5,038)	$(15)
Net income								3,464		$3,464
Exercise of stock options					356,484	4	379
Accretion of Series A redeemable convertible preferred stock		608						(608)
Accretion of Series B redeemable convertible preferred stock				401				(401)
Stock-based compensation							111
Foreign currency translation adjustment									219	219

Comprehensive income										$3,683

Balance at September 30, 2004	74,811	9,488	1,635,799	5,876	9,597,259	96	725	(2,583)	204
Net income								4,521		$4,521
Exercise of stock options					752,281	7	929
Accretion of Series A redeemable convertible preferred stock		505						(505)
Accretion of Series B redeemable convertible preferred stock				336				(336)
Conversion of redeemable convertible preferred stock into common stock	(74,811)	(9,993)	(1,635,799)	(6,212)	4,082,967	41	16,164
Dividend paid							(11,823)
Issuance of common stock in initial public offering, net of issuance costs of $6,177					4,470,000	45	38,479
Stock-based compensation							453
Foreign currency translation adjustment									(43)	(43)
Unrealized losses on available-for-sale securities									(1)	(1)

Comprehensive income										$4,477

Balance at September 30, 2005	—	—	—	—	18,902,507	189	44,927	1,097	160
Net income								676		$676
Impact of adopting SAB 108, net of tax								309
Exercise of stock options					513,346	5	1,198
Tax benefit on options exercised							882
Issuance of common stock for employee stock purchase plan					32,607		267
Stock-based compensation							3,018
Issuance of common stock in acquisition					151,984	2	1,802
Foreign currency translation adjustment									74	74
Unrealized gains on available-for-sale securities									1	1

Comprehensive income										$751

Balance at September 30, 2006	—	$—	—	$—	19,600,444	$196	$52,094	$2,082	$235

The accompanying notes are an integral part of these consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$676	$4,521	$3,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,102	787	509
Amortization of acquired intangible assets	1,785	460	433
In-process research and development	4,037	—	—
Non-cash share-based compensation charge	3,018	453	111
Deferred tax benefits	(2,929)	(468)	(458)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(9,377)	(3,865)	(6,620)
Prepaid expenses and other current assets	(526)	1,103	(1,318)
Other assets	269	(79)	73
Accounts payable	845	(195)	1,069
Accrued expenses	(345)	2,557	1,965
Deferred revenue	8,815	4,466	9,467

Net cash provided by operating activities	7,370	9,740	8,695
Cash flows from investing activities:
Purchase of property and equipment, net of acquisitions	(1,371)	(1,236)	(980)
Net cash paid for acquisitions	(28,286)	—	—
Sales and maturities of short-term investments	25,044	3,400	—
Purchases of short-term investments	(18,403)	(19,573)	—
(Increase) decrease in restricted cash	(103)	144	(288)

Net cash used in investing activities	(23,119)	(17,265)	(1,268)
Cash flows from financing activities:
Repayment of notes payable	—	—	(544)
Proceeds from issuance of common stock, net of issuance costs	—	38,524	—
Proceeds from exercise of stock options and issuance of stock purchase plan shares	1,470	936	383
Tax benefit related to exercised stock options	882	—	—
Payment of dividend	—	(11,823)	—

Net cash provided by (used in) financing activities	2,352	27,637	(161)
Effect of exchange rate changes on cash and cash equivalents	144	(131)	(28)

Net (decrease) increase in cash and cash equivalents	(13,253)	19,981	7,238
Cash and cash equivalents at beginning of period	43,754	23,773	16,535

Cash and cash equivalents at end of period	$30,501	$43,754	$23,773

Supplemental disclosure of cash flow information:
Income taxes paid	$1,706	$1,677	$1,427

Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock dividends	$—	$841	$1,009

Conversion of redeemable convertible preferred stock into common stock	$—	$16,205	$—

Issuance of common stock for acquisition	$1,804	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

1.	Nature of Business

Unica Corporation (the Company) is a leading global provider of Enterprise Marketing Management (EMM) software. Focused exclusively on the needs of marketers, Unica’s Affinium® software delivers key EMM capabilities, including: web and customer analytics, demand generation, and marketing resource management. Affinium streamlines the entire marketing process for brand, relationship and internet marketing — from planning and budgeting to project management, execution and measurement. As the most comprehensive EMM suite on the market, Affinium uniquely delivers a marketing system of record — a dedicated solution through which marketers easily manage marketing information and assets, rapidly assemble campaign components, and report on performance. Unica’s EMM solution is to marketing what ERP is to manufacturing organizations.

The Company has a worldwide installed base serving a wide range of industries, including business-to-business services and technology, financial services, publishing, retail, telecommunications, and travel and entertainment. The Company offers software primarily through a direct sales force, as well as through alliances with marketing service providers (MSPs), distributors, and systems integrators. In addition, the Company provides a full range of services to customers, including implementation, training, consulting, maintenance and technical support, and customer success programs.

2.	Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year end is September 30. References to 2006, 2005 or 2004 mean the fiscal year ended September 30, unless otherwise indicated. A reclassification from short-term deferred revenue to long-term deferred revenue, which is not material, has been made in the accompanying consolidated balance sheet in order to correct a misclassification in the September 30, 2005 balance sheet.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (US GAAP) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include estimates of loss contingencies, acquisition accounting valuations, software development costs eligible for capitalization, amortization and depreciation period estimates, the potential outcome of future tax consequences of events that have been recognized in the financial statements or tax returns, and estimating the fair value of the Company’s reporting units, as well as assumptions used in the valuation of share-based awards. Actual results could differ from those estimates and assumptions.

Acquisition Accounting

The purchase price of each acquired business is allocated to the assets acquired and liabilities assumed, if any, at their respective fair value on the date of acquisition. The Company generally engages third-party appraisers to determine the fair value of the assets acquired. Any excess purchase price over the amounts allocated to the assets acquired and liabilities assumed is recorded as goodwill.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

Revenue Recognition

The Company derives revenue from software licenses, maintenance and services. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.

In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is deemed fixed or determinable and collection is deemed probable. In making these judgments, the Company evaluates these criteria as follows:

•	Evidence of an arrangement. The Company generally considers a non-cancelable agreement signed by the Company and the customer to be persuasive evidence of an arrangement. For transactions below a certain dollar threshold, the Company considers a purchase order signed by the customer to be persuasive evidence of an arrangement.

•	Delivery. The Company considers delivery to have occurred when a CD or other medium containing the licensed software is provided to a common carrier or, in the case of electronic delivery, the customer is given electronic access to the licensed software. The Company’s typical end-user license agreement does not include customer acceptance provisions.

•	Fixed or determinable fee. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, the Company recognizes revenue when the refund or adjustment right lapses. If the payments are due beyond the Company’s normal terms, the Company recognizes the revenue as amounts become due and payable or as cash is collected.

•	Collection is deemed probable. Customers are evaluated for creditworthiness through the Company’s credit review process at the inception of the arrangement. Collection is deemed probable if, based upon the Company’s evaluation, the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company cannot conclude that collection is probable, revenue is deferred and recognized upon cash collection.

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
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

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

Perpetual Licenses.  Licenses to use the Company’s products in perpetuity generally are priced based on (a) either a customer’s database size (including the number of contacts or channels) or a platform fee, and (b) a specified number of users. With respect to the Affinium NetInsight product, licenses are generally priced based on the volume of traffic and complexity of a website. Because implementation services for the software products are not deemed essential to the functionality of the related software, the Company recognizes perpetual license revenue at the time of product delivery, provided all other revenue criteria have been met.

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

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

Generally implementation services for the Company’s software products are not deemed essential to the functionality of the software products, and therefore services revenue is recognized separately from license revenue. If the Company were to determine that services are essential to the functionality of software in an arrangement, both the license and services revenue from the arrangement would be recognized pursuant to SOP 81-1, Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts. In such cases, the Company expects that it would be able to make reasonably dependable estimates relative to the extent of progress toward completion by comparing the total hours incurred to the estimated total hours for the arrangement and accordingly the Company would apply the percentage-of-completion method. If it were unable to make reasonably dependable estimates of progress towards completion, then the Company would use the completed-contract method, under which revenue is recognized only upon completion of the arrangement. If total cost estimates exceed the anticipated revenue, then the estimated loss on the arrangement is recorded at the inception of the arrangement or at the time the loss becomes apparent.

Reimbursable Out-of-Pocket Expenses

In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred, the Company classifies reimbursements received for out-of-pocket expenses incurred as services revenue and classifies the related costs as cost of revenue. The amounts of reimbursed expenses included within revenue and cost of revenue were $1,002, $1,066 and $705 for the years ended September 30, 2006, 2005 and 2004, respectively.

Cost of Revenue

Cost of license revenue, for both perpetual licenses and term arrangements, consists primarily of (a) salaries, benefits and share-based compensation related to documentation personnel, (b) facilities and other related overhead, (c) amortization of acquired developed technology, and (d) third-party royalties. Cost of maintenance and services revenue consists primarily of (a) salaries, benefits and share-based compensation related to professional services and technical support personnel, (b) billable and non-billable travel, lodging and other out-of-pocket expenses, (c) facilities and other related overhead, and (d) cost of services provided by subcontractors for professional services.

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of net assets associated with acquisitions. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. The Company allocated a portion of each purchase price to intangible assets, including customer contracts and developed technology that are being amortized over their estimated useful lives of three to five years. The Company also allocates a portion of each purchase price to tangible assets and assessed the liabilities to be recorded as part of the purchase price.

The Company reviews the carrying value of goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value. The Company evaluates impairment by comparing the estimated fair value of each reporting unit to its carrying value. The Company estimates fair value by computing expected future discounted operating cash flows based on historical trends, which are adjusted to reflect the Company’s best estimate of future market and operating conditions. Actual results may differ materially from these estimates. The estimates made in determining the fair value of each reporting unit involve the application of judgment, including the amount and timing of future cash flows, short- and long-term growth rates, and the weighted average cost of capital, which could

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

affect the timing and size of any future impairment charges. Impairment of goodwill could significantly affect operating results and financial position. Based on the Company’s most recent assessment, there were no goodwill impairment indicators.

In accordance with FASB Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. At least annually, the Company performs an impairment test to determine the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. Cash flow estimates are based upon historical cash flows as well as discounted future projected cash flows, and include a terminal value. The Company believes that the procedures used for estimating and discounting future cash flows and terminal value are reasonable and consistent with current market conditions. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets, including intangible assets, were impaired.

Software Development Costs

The Company evaluates whether to capitalize or expense software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.  The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and consequently the amounts that could be capitalized have not been material to the Company’s financial position or results of operations. Therefore, the Company has charged all such costs to research and development in the period in which they are incurred.

Costs of software applications developed or obtained for internal use that are incurred during the applications’ development stages are capitalized in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed of Obtained for Internal Use.

Advertising and Promotional Expense

Advertising and promotional expense is expensed as incurred, as such efforts have not met the direct-response criteria required for capitalization. Advertising expense for the years ended September 30, 2006, 2005 and 2004 was $348, $144 and $56, respectively.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation.

The functional currency of the Company’s foreign subsidiaries in the United Kingdom, Singapore and India is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date, except for property and equipment, which are remeasured into U.S. dollars at historical rates. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

the remeasurement of assets, liabilities and operations of the United Kingdom, Singapore and India subsidiaries are recorded within other income (expense) in the consolidated income statement. During the years ended September 30, 2006, 2005 and 2004, translation adjustments were not material.

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

Any gains or losses resulting from foreign currency transactions, including the translation of intercompany balances, are recorded in other income (expense) in the consolidated income statement. During the years ended September 30, 2006, 2005 and 2004, foreign currency transaction gains and losses were not material.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. The Company invests the majority of its excess cash in overnight investments and money market funds of accredited financial institutions.

Investments

Short-term investments are made in accordance with the Company’s corporate investment policy, as approved by its Board of Directors. The primary objective of this policy is preservation of capital. Investments are limited to high quality corporate debt, money market funds, municipal bonds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At September 30, 2006, the Company was in compliance with this internal policy.

The Company considers all highly liquid investments with original maturities of greater than 90 days at the time of purchase to be short-term investments. The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s investments were classified as available-for-sale and were carried at fair market value at September 30, 2006 and 2005. Unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive loss.

Short-term investments as, all with contractual maturities within one year, were as follows:

	Amortized	Unrealized	Fair Market
	Cost	Gain (Loss)	Value

At September 30, 2006:
Commercial paper	$4,795	$—	$4,795
Corporate debentures and other securities	4,741	1	4,742

Total short-term investments	$9,536	$1	$9,537

At September 30, 2005:
Commercial paper	$11,073	$(1)	$11,072
Municipal bonds	5,100	—	5,100

Total short-term investments	$16,173	$(1)	$16,172

In 2006 and 2005, no realized gains or losses on short-term investments were recognized.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentration of credit risk primarily consist of cash and cash equivalents, short-term investments, trade accounts receivable and purchased customer receivables. The Company maintains its cash and cash equivalents and short-term investments with accredited financial institutions. Short-term investments are investment grade, interest-earning securities, and are diversified by type and industry. The Company does not have a concentration of credit or operating risk in any one industry or any one geographic region within or outside of the United States. The Company reviews the credit history of its customers (including its resellers) before extending credit. The Company establishes its allowances based upon factors including the credit risk of specific customers, historical trends, and other information.

One customer accounted for 15% of the accounts receivable balance at September 30, 2006. No customer accounted for more than 10% of the Company’s accounts receivable balance at September 30, 2005.

No customer accounted for more than 10% of the Company’s total revenue in any of the years ended September 30, 2006, 2005 and 2004.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, purchased customer receivables and accounts payable, approximated their fair values at September 30, 2006 and 2005, due to the short-term nature of these instruments.

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

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share (EITF 03-6). EITF 03-6 clarified the use of the “two-class” method of calculating earnings per share as originally prescribed in FAS No. 128. Effective for periods beginning after March 31, 2004, EITF 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing earnings per share. The Company has determined that its redeemable preferred stock represents a participating security, and therefore has applied the provisions of EITF 03-6 for the years ended September 30, 2005 and 2004, the periods in which the redeemable preferred stock was outstanding.

Under the two-class method, basic net income (loss) per share for the year ended September 30, 2005 and 2004 was computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

allocates net income first to preferred stockholders based on dividend rights under the Company’s charter and then to preferred and common stockholders, pro rata, based on ownership interests. Net losses are not allocated to preferred stockholders. For the year ended September 30, 2005 and 2004, the application of the two-class method is more dilutive than the if-converted method. Diluted net income (loss) per share gives effect to all potentially dilutive securities, including stock options using the treasury stock method. For the year ended September 30, 2006, the Company had only one class of security, common stock, outstanding.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended September 30,
	2006	2005	2004

Numerator:
Net income	$676	$4,521	$3,464

Allocation of net income:
Basic:
Accretion of preferred stock dividends	$—	$841	$1,009
Special one-time dividend and redemption payment	—	4,062	—
Undistributed net income allocated to preferred stockholders	—	—	742

Net income applicable to preferred stockholders	—	4,903	1,751
Net income (loss) applicable to common stockholders	676	(382)	1,713

Net income	$676	$4,521	$3,464

Diluted:
Accretion of preferred stock dividends	$—	$841	$1,009
Special one-time dividend and redemption payment	—	4,062	—
Undistributed net income allocated to preferred stockholders	—	—	672

Net income applicable to preferred stockholders	—	4,903	1,681
Net income (loss) applicable to common stockholders	676	(382)	1,783

Net income	$676	$4,521	$3,464

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

	Year Ended September 30,
	2006	2005	2004

Denominator:
Weighted-average shares of common stock outstanding	19,267,319	11,342,468	9,420,371
Effect of potentially dilutive shares	967,676	—	1,408,576

Shares used in computing diluted net income (loss) per common share	20,234,995	11,342,468	10,828,947

Calculation of net income (loss) per share:
Basic:
Net income (loss) applicable to common stockholders	$676	$(382)	$1,713

Weighted average shares of common stock outstanding	19,267,319	11,342,468	9,420,371
Net income (loss) per common share	$0.04	$(0.03)	$0.18

Diluted:
Net income (loss) applicable to common stockholders	$676	$(382)	$1,783

Shares used in computing diluted net income (loss) per common share	20,234,995	11,342,468	10,828,947
Net income (loss) per common share	$0.03	$(0.03)	$0.16

The number of potentially dilutive shares in the table above was computed using the treasury stock method for all periods presented. As a result of this method, common stock equivalents of 981,851, 104,587 and 58,563 were excluded from the determination of potentially dilutive shares for the years ended September 30, 2006, 2005 and 2004, respectively, due to their anti-dilutive effect. An additional 1,456,133 common stock equivalents were excluded in fiscal 2005 as a result of the Company’s net loss in that period.

For the year ended September 30, 2005, net loss applicable to common stockholders and net loss per share reflect a special one-time preferred stock dividend of $3,062 and a redemption payment of $1,000 in August 2005 in connection with the Company’s initial public offering.

Accounting for Share-Based Compensation

On October 1, 2005, the Company adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the Company to recognize expense related to the fair value of share-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated the Company’s financial results for prior periods. Under this transition method, share-based compensation expense for the year ended September 30, 2006 includes compensation expense for all share-based compensation awards granted on or after November 18, 2004 (the filing date for the initial registration statement for the Company’s initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

The fair value of options granted prior to November 18, 2004, was calculated using the minimum value method, pursuant to SFAS 123. Under the provisions of SFAS 123(R), the value of these options will not be

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

recorded in the statement of operations subsequent to the adoption of SFAS 123(R). Instead, the Company will continue to account for these options using Accounting Principles Board (APB) Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related Interpretations. The amount of unamortized pro forma deferred compensation at October 1, 2005, related to those minimum value awards was $920.

For options accounted for under SFAS 123(R), the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. In addition, SFAS 123(R) requires the benefits of tax deductions in excess of recognized share-based compensation to be reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.

Prior to the adoption of SFAS 123(R), the Company applied SFAS No. 123, amended by SFAS No. 148, Accounting for Share-Based Compensation — Transition and Disclosure (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25. Pursuant to APB 25, the Company accounted for its share-based awards to employees using the intrinsic-value method, under which compensation expense was measured on the date of grant as the difference between the fair value of the Company’s common stock and the option exercise price multiplied by the number of options granted. Generally, the Company granted stock options with exercise prices equal to the estimated fair value of its common stock; however, to the extent that the fair value of the common stock exceeded the exercise price of stock options granted to employees on the date of grant, the Company recorded deferred compensation and amortized the expense using an accelerated method, pursuant to FASB Interpretation (FIN) No. 28, over the vesting schedule of the options, generally four years.

During fiscal 2005 and 2004, in accordance with APB 25, the Company recorded deferred share-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of September 30, 2006, the Company had $123 of deferred share-based compensation remaining to be amortized which is expected to be amortized as follows: $95 during fiscal 2007 and $28 during fiscal 2008. Upon the adoption of SFAS 123(R) on October 1, 2005, the deferred share-based compensation balance was netted against additional paid-in capital on the consolidated balance sheet.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

For the year ended 2005, had the Company’s stock option grants to employees been determined based on the fair value at the grant dates, as prescribed by SFAS No. 123, the Company’s net income and net loss per share would have been as follows:

Year Ended
September 30,
2005
Numerator:
Net income, as reported	$4,521
Less: pro forma stock-based compensation expense under SFAS No. 123, net of tax	(256)

Pro forma net income	$4,265

Allocation of net income:
Basic
Pro forma net income applicable to preferred stockholders	$4,902
Pro forma net loss applicable to common stockholders	(637)

Pro forma net income	$4,265

Diluted:
Pro forma net income applicable to preferred stockholders	$4,902
Pro forma net loss, applicable to common stockholders	(637)

Pro forma net income	$4,265

Net loss per common share:
Basic:
As reported	$(0.03)

Pro forma	$(0.06)

Diluted:
As reported	$(0.03)

Pro forma	$(0.06)

The above reconciliation excludes any awards issued prior to November 18, 2004, as such awards had previously been valued using the minimum value method, rather than the fair value method.

For options accounted for under SFAS 123(R), and for purposes of the SFAS 123 pro forma reconciliation above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

model. The assumptions used and the resulting estimated fair value for grants during the applicable period are as follows:

	Year Ended September 30,
	2006	2005

Dividend yield	—	—
Volatility	49% to 66%	66%
Risk-free interest rate	4.4% to 5.2%	3.7% to 4.2%
Weighted-average expected option term (in years)	4.1 to 6.1	6.1
Weighted-average fair value per share of options granted	$5.97	$5.90
Weighted-average fair value per share of restricted stock awards granted	$11.89	—

The computation of expected volatility for the year ended September 30, 2006 is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The computation of expected option term is based on an average of the vesting term and the maximum contractual life of the Company’s stock options. For the year ended September 30, 2006, the Company used an expected forfeiture rate of 5%. Computation of expected forfeitures is based on historical forfeiture rates of the Company’s stock options. Share-based compensation charges will be adjusted in future periods to reflect the results of actual forfeitures and vesting.

The weighted-average exercise price of the options granted under the stock option plans for the years ended September 30, 2006, 2005 and 2004 was $12.28, $9.30 and $3.60, respectively.

The components of share-based compensation expense for the year ended September 30, 2006 are as follows:

Year Ended
September 30,
2006

Stock options under SFAS 123(R)	$1,733
Stock options under APB 25	152
Restricted stock units	1,093
Employee stock purchase plan	40

Total share-based compensation	$3,018

As a result of adopting SFAS 123(R) on October 1, 2005, the Company’s net income for the year ended September 30, 2006 is $2,635, net of tax, lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended September 30, 2006 are $0.13 lower than if the Company had continued to account for share-based compensation under APB 25. These amounts include share-based compensation related to restricted stock units of $638, net of tax, for the year ended September 30, 2006.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

The Company expects to record the unamortized portion of share-based compensation expense for existing stock options and restricted stock awards outstanding at September 30, 2006, over a weighted-average period of 2.04 years, as follows:

Year Ending September 30,

2007	$3,978
2008	3,263
2009	2,715
2010	843
2011	12

Expected future share-based compensation expense	$10,811

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

Recently Issued Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

There are two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” and “iron curtain” methods. The roll-over method, the method used by the Company, focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. Because the focus is on the income statement, the roll-over method can lead to the accumulation of misstatements in the balance sheet that may become material to the balance sheet. The iron curtain method focuses primarily on the effect of correcting for the accumulated misstatement as of the balance sheet date, essentially correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the income statements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under both the roll-over and iron curtain methods. This framework is referred to as the “dual approach.”

SAB 108 permits companies to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as adjustments to the balance sheet as of the first day of the fiscal year with an offsetting adjustment recorded to retained earnings. Use of the cumulative effect transition method is not permitted for otherwise immaterial misstatements that may be identified by a company and requires such immaterial misstatements to be recorded in current period earnings. The Company completed its analysis under the “dual approach” and has adopted SAB 108 as of October 1, 2005 and has applied its provisions using the cumulative effect transition method.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

Upon adoption of SAB 108, the Company reversed $510 of excess allowance for doubtful accounts for uncorrected errors. The excess allowance for doubtful accounts as of September 30, 2003 was approximately $410 and had accumulated over several years. The excess allowance for doubtful accounts increased by approximately $80 and $20 during the years ended September 30, 2004 and 2005, respectively. These errors had not previously been material to any of those prior periods when measured using the roll-over method. The Company recorded this cumulative effect adjustment net of tax, resulting in a decrease to short-term deferred tax assets of $201. As a result, the net adjustment was recorded as an increase to retained earnings as of October 1, 2005 of $309. See Note 16 for further details of the effect of adopting SAB 108.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles (GAAP). This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a rollforward of tax benefits taken that do not qualify for financial statement recognition. The Company is required to adopt FIN 48 effective October 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings for that year and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is currently evaluating the impact this new standard will have on its future results of operations or financial position.

3.	Acquisitions

Sane Solutions, LLC

On March 22, 2006, the Company acquired Sane Solutions, LLC (Sane), a privately-held provider of web analytics software for internet marketing, located in North Kingstown, Rhode Island. The purchase price was $28,704, which consisted of cash consideration of $21,774, assumed liabilities and transaction-related costs of $5,126, and 151,984 shares of common stock valued at $1,804 for accounting purposes or $11.87 per share. This acquisition was accounted for as a purchase transaction in accordance with SFAS 141, Business Combinations (SFAS 141). The results of Sane have been included in the Company’s financial statements from the date of acquisition.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

Following is a summary of the final purchase price allocation of the acquired Sane business:

Cash	$745
Accounts receivable	602
Other current assets	48
Property and equipment	185
Developed technology	2,714
Customer contracts and related customer relationships	4,343
Goodwill	16,030
In-process research and development	4,037

Total assets	28,704
Deferred revenue	440
Merger-related restructuring costs	196
Accrued and assumed liabilities	4,490

Total liabilities	5,126

Common stock issued	1,804

Total cash consideration	$21,774

Goodwill has increased by $114 since the Company’s initial purchase price allocation as the Company obtained final information on which to base its determination of the fair value of assets acquired and liabilities assumed.

Accrued and assumed liabilities includes $1,500 of settlement costs and $909 of legal costs related to a settlement and patent license agreement with NetRatings to resolve the patent infringement lawsuit against Sane alleging that Sane’s NetTracker software infringes upon certain patents owned by NetRatings. In addition, it includes $2,081 of other assumed liabilities and transaction related costs.

The portion of the Sane purchase price allocated to developed technology and customer contracts and related customer relationships reflects its fair value as determined by an independent valuation specialist engaged by the Company using a discounted cash flow method. These intangible assets will be amortized on a straight-line basis over their estimated useful lives (see Note 4). The goodwill is not subject to amortization, but will be evaluated for impairment at least annually in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). For tax purposes, the goodwill is deductible over 15 years.

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

In-Process Research and Development

The in-process research and development associated with the Sane acquisition primarily consists of an acquired web analytics product that was in development at the acquisition date. The amount of $4,037 was

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

recorded as in-process research and development and charged to expense at the acquisition date as the future benefit is dependent on continued research and development activity and the asset has no alternative future use as of the acquisition date. In determining this value, the Company used the income approach to determine the fair values of the in-process research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value at a risk-adjusted discount rate, for which the Company used 31%. The Company estimated that it would complete development of the in-process project in the third quarter of fiscal 206, at which point material cash inflows would commence. In arriving at the value of the in-process project, the Company considered, among other factors, the in-process project’s stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. The Company completed development in June 2006, incurring approximately $450 of product development costs.

Litigation

On June 30, 2006, the Company entered into a settlement and patent license agreement with NetRatings, Inc. (NetRatings) to resolve the patent infringement lawsuit against Sane alleging that Sane’s NetTracker software infringes upon certain patents owned by NetRatings. The suit was filed in the U.S. District Court of New York on May 26, 2005 seeking unspecified monetary relief. Subsequent to the acquisition, NetRatings amended the complaint adding the Company as a defendant to the lawsuit.

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

MarketSoft Software Corporation

On December 20, 2005, the Company acquired certain assets and assumed certain liabilities of MarketSoft, a software company formerly located in Lexington, Massachusetts. The purchase price was $7,953, which consisted of cash consideration of $7,258 and assumed liabilities and transaction-related costs of $695. This acquisition was accounted for as a purchase transaction in accordance with SFAS 141. The results of operations of the Company include the results of MarketSoft, beginning on the date of the acquisition.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

Following is a summary of the final purchase price allocation of the acquired MarketSoft business:

Purchased customer receivables	$1,919
Property and equipment	115
Purchased customer receivables, long term	2,477
Developed technology	1,129
Customer contracts and related customer relationships	628
Goodwill	1,685

Total assets	7,953
Deferred revenue	374
Transaction costs	149
Merger-related restructuring costs	135
Assumed liabilities	37

Total liabilities	695

Total cash consideration	$7,258

Goodwill has decreased by $356 since the Company’s initial purchase price allocation as the Company obtained final information on which to base its determination of the fair value of assets acquired, in particular the purchased customer receivables, and liabilities assumed.

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

The portion of the MarketSoft purchase price allocated to developed technology and customer contracts and related customer relationships reflects the fair value as determined by an independent valuation specialist engaged by the Company using a discounted cash flow method. These intangible assets will be amortized on a straight-line basis over their estimated useful lives (see Note 4). The goodwill is not subject to amortization, but will be evaluated for impairment at least annually in accordance with the provisions of SFAS 142. For tax purposes, the goodwill is deductible over 15 years.

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

Acquisition-Related Restructuring Costs

The purchase price for each acquisition includes restructuring liabilities of $196 and $60, which represent severance, relocation and related legal charges that were recorded as part of each purchase price in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

Following is a roll forward of the restructuring accrual:

Balance at September 30, 2005	$—
Initial set-up of Sane restructuring liability	75
Initial set-up of MarketSoft restructuring liability	150
Add: Adjustments	106
Less: Cash payments	(162)

Balance at September 30, 2006	$169

The Company expects that the remaining balance of $169 will be paid in fiscal 2007.

Pro Forma Results (Unaudited)

The unaudited pro forma combined condensed results of operations of Unica, Sane and MarketSoft for the years ended September 30, 2006 and 2005 presented below give effect to the acquisitions of MarketSoft and Sane as if the acquisitions had occurred as of the beginning of each period presented. MarketSoft’s fiscal year end prior to the acquisition was June 30 and Sane’s fiscal year end prior to the acquisition was December 31. The unaudited pro forma combined results of operations are not necessarily indicative of future results or the results that would have occurred had the acquisitions been consummated as of the beginning of each period presented.

	Year Ended September 30,
	2006	2005

Pro forma revenue	$85,523	$72,088
Pro forma net income (loss)	946	(2,976)
Pro forma net (loss) per share:
Basic*	$0.05	$(0.69)

Diluted*	$0.05	$(0.69)

*	Pro forma earnings per share includes the impact of allocation of dividends and earnings to preferred stock holders outstanding during fiscal 2005.

The above unaudited pro forma results exclude adjustments for the $4,037 in-process research and development charge, and include net amortization of acquired intangible assets in the amounts of $1,126 and $2,331 for the years ended September 30, 2006 and 2005, respectively. In addition, the unaudited pro forma results have been adjusted to reduce interest income earned by the Company on the cash paid for each acquisition. The Company estimated this interest income adjustment using an interest rate of 2.5%.

4.	Goodwill and Acquired Intangible Assets

The Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value in accordance with the provisions of SFAS 142. In 2006 and 2005, the Company’s annual testing indicated no impairment since the fair value exceeded the net assets of the reporting units, including goodwill. The Company estimates fair value using the income approach, based on the discounted future cash flows estimated by management for each reporting unit. Reporting units are organized by operations with similar economic characteristics for which discrete financial information is available and regularly reviewed by management.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

Unless changes in events or circumstances indicate that an impairment test is required, the Company will continue to test goodwill for impairment on an annual basis. A portion of goodwill and acquired intangible assets pertains to the Company’s France subsidiary and, as a result, is subject to translation at the currency rates in effect at the balance sheet date.

The following table describes changes to goodwill:

Balance at September 30, 2005	$2,337
Additions:
Sane acquisition	16,030
MarketSoft acquisition	1,685
Foreign exchange and other adjustments	54

Balance at September 30, 2006	$20,106

Intangible assets subject to amortization are comprised of the following:

	Estimated
	Useful Lives	As of September 30,
	In Years	2006	2005

Developed technology	1-4	$4,594	$712
Customer contracts and related customer relationships	3-5	5,537	537
Other	2	40	40

		10,171	1,289
Less: Accumulated amortization		(2,889)	(1,036)

Total intangible assets, net		$7,282	$253

The increase in the gross amounts of developed technology and customer contracts as of September 30, 2006 as compared to September 30, 2005, principally reflects the acquisitions of Sane on March 22, 2006 and MarketSoft on December 20, 2005 (see Note 3). Developed technology and customer contracts are being amortized on a straight-line basis over their estimated useful lives from one to five years. Amortization of developed technology included as a component of cost of product revenue in the consolidated statements of operations was $675 for the year ended September 30, 2006.

Intangible assets are expected to be amortized as follows:

Year ending September 30, 2007	$2,678
2008	2,678
2009	1,626
2010	271
2011	29

Total expected amortization	$7,282

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

5.	Property and Equipment

Property and equipment consists of the following:

	Estimated	As of September 30,
	Useful Life	2006	2005

Software	2-3 years	$1,067	$762
Office equipment	3 years	3,360	2,327
Furniture and fixtures	5 years	517	404
Leasehold improvements	Term of lease	782	532

		5,726	4,025
Less: accumulated depreciation and amortization		(3,500)	(2,395)

		$2,226	$1,630

Property and equipment are stated at cost. Leasehold improvements are depreciated over the shorter of the lease term or their estimated useful lives. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. Depreciation expense for the years ended September 30, 2006, 2005 and 2004 was $1,102, $787 and $509, respectively. Repairs and maintenance charges less than $1 are expensed as incurred.

6.	Restricted Cash

At September 30, 2006 and 2005, the Company had $247 and $144, respectively, of restricted cash held in certificates of deposit as collateral for a letter of credit related to the security deposit on the Company’s leased facilities in Waltham, Massachusetts and in Paris, France. The restriction on cash expires upon expiration of the leases in 2009.

7.	Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various operating leases that expire through fiscal 2011. Total rent expense under these operating leases was $2,818, $1,764 and $1,244 for the years ended September 30, 2006, 2005 and 2004, respectively. Future minimum payments under operating leases as of September 30, 2006 are as follows:

Year ending September 30, 2007	$2,176
2008	2,269
2009	1,593
2010	131
2011	33

Total minimum lease payments	$6,202

Obligations related to operating leases denominated in foreign currencies were translated at exchange rates in effect at September 30, 2006. The Company does not believe that changes in exchange rates over the term of the lease will have a material impact on the lease obligation. Upon expiration of current operating leases beginning in 2009, the Company expects to renew, or contract for new leased facilities, at prevailing market rates.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

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

On June 30, 2006, the Company entered into a settlement and patent license agreement with NetRatings to resolve the patent infringement lawsuit against Sane alleging that Sane’s NetTracker software infringes upon certain patents owned by NetRatings. The suit was filed in the U.S. District Court of New York on May 26, 2005 seeking unspecified monetary relief. The Company completed its acquisition of Sane on March 22, 2006, and subsequent to the acquisition, NetRatings amended the complaint adding the Company as a defendant to the lawsuit.

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

8.	Accrued Expenses

Accrued expenses consist of the following:

	As of September 30,
	2006	2005

Accrued payroll and related	$7,693	$5,165
Accrued professional fees	757	695
Acquisition-related accruals	693	—
Accrued restructuring	424	69
Accrued other	3,967	3,312

	$13,534	$9,241

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

9.	Restructuring Charges

In the fourth quarter of fiscal 2006, the Company initiated the restructuring of certain of its operations in France to realign its resources in that region. As a result of this initiative, the Company has terminated several employees resulting in a restructuring charge and accrual of $255 for severance and related costs in the fourth quarter of fiscal 2006. These charges are expected to be paid in the first six months of 2007.

10.	Income Taxes

The Company is on the accrual basis for tax purposes. At September 30, 2006, the Company had $163 of foreign tax credits, which may be available to offset future regular income tax liabilities and expire through 2011. The Company also had available foreign net operating loss carryforwards of $712 that do not expire.

The principal components of the Company’s deferred tax assets and liabilities are as follows:

	As of September 30,
	2006	2005

Non-deductible reserves, accruals and other	$1,679	$937
Foreign net operating loss carryforwards	237	329
Foreign tax credit carryforwards	163	163
Research and development credit carryforwards	—	22
Amortization of intangible assets	2,008	427
Depreciation	117	(173)

Total	4,204	1,705
Valuation allowance	(550)	(779)

Net deferred tax asset	$3,654	$926

At September 30, 2006 and 2005, the Company had recorded a valuation allowance of $550 and $779, respectively, related to the deferred tax assets associated with foreign net operating loss carryforwards and foreign temporary differences due to the uncertainty of realizing the benefit of these assets. The entire balance of this valuation allowance relates to deferred tax assets recorded on Unica’s French subsidiary. In the year ended September 30, 2006 the Company adjusted its foreign deferred tax assets and associated valuation allowance, resulting in no tax benefit for the current period.

In February 2006, the United States Internal Revenue Service completed its audit of Unica Corporation for fiscal years ended September 30, 2003 and 2004. The Company had established tax reserves in excess of the ultimate settled amounts and, as a result of the settlement, reversed the excess portion of the related income tax reserves during the quarter ended March 31, 2006. This was accounted for as a discrete item and resulted in an income tax benefit of $75.

During the quarter ended June 30, 2006, the Company determined that certain estimated liabilities to taxing authorities were no longer probable due to the expiration of the statute of limitations on the related tax positions. The Company has reversed this portion of the related tax reserves. This was accounted for as a discrete item and resulted in an income tax benefit of $90.

An additional tax benefit of $72 was recorded in the quarter ended June 30, 2006 relating to the adjustment of the estimated tax provision computed for the fiscal year ended September 30, 2005, based upon amounts included in the actual tax returns filed in June 2006.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

The Company recorded a decrease of $201 to its short-term deferred tax asset upon adoption of SAB 108. This was recorded through an adjustment to retained earnings on October 1, 2005.

The following is a summary of the Company’s income before provision for income taxes by geography:

	Year Ended September 30,
	2006	2005	2004

Domestic	$370	$5,972	$4,141
Foreign	343	878	92

	$713	$6,850	$4,233

The following is a summary of the Company’s income tax provision:

	Year Ended September 30,
	2006	2005	2004

Current:
Federal	$2,465	$2,162	$945
State	230	424	150
Foreign	271	211	132

Total current provision	2,966	2,797	1,227

Deferred:
Federal	(2,612)	(395)	(350)
State	(317)	(73)	(108)

Total deferred benefit	(2,929)	(468)	(458)

	$37	$2,329	$769

The following is a reconciliation of the Company’s statutory tax rate and effective tax rate:

	Year Ended September 30,
	2006	2005	2004

Statutory tax rate	34.0%	34.0%	34.0%
Foreign taxes, net	(13.5)	(0.9)	(0.5)
State taxes, net	(23.1)	3.4	3.5
Extraterritorial income exclusion	(16.4)	(1.3)	(2.8)
Domestic manufacturer’s deduction	(7.8)	—	—
Share-based compensation	32.3	2.3	0.9
Meals and entertainment	12.8	0.9	1.3
Permanent differences	—	—	3.1
Research and development credit	(12.1)	(4.0)	(4.2)
Change in valuation allowance	32.2	(0.4)	(17.2)
Tax reserve adjustment	(33.2)	—	—
Other	—	—	0.1

Effective tax rate	5.2%	34.0%	18.2%

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

11.	Stockholders’ Equity

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s common stockholders. Common stockholders are entitled to receive dividends, if any, as declared by the Board of Directors. At September 30, 2006, the Company had reserved 2,384,399 shares of common stock for the future exercise of stock options authorized under its stock incentive and employee stock purchase plans. On October 1, 2006, an additional 980,022 shares were reserved under the 2005 Plan, in accordance with the provisions of the Plan, which require an annual increase of the shares reserved for issuance under the Plan equal to the lesser of (a) 5,000,000 shares of common stock, (b) 5% of the outstanding shares of common stock as of the opening of business on such date or (c) an amount determined by the Board.

On March 11, 2005, the Board of Directors and stockholders approved an amendment to the Company’s charter to increase the authorized number of shares of common stock from 28,000,000 to 90,000,000, upon the closing of the Company’s initial public offering, which occurred on August 3, 2005.

The Company does not have a practice of repurchasing shares to satisfy share-based payment arrangements and does not expect to repurchase shares during fiscal 2007.

Treasury Stock

As of September 30, 2006, there were no shares held as treasury stock.

Redeemable Preferred Stock and Undesignated Preferred Stock

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

On March 11, 2005, the Board of Directors and stockholders approved an amendment to the Company’s charter to authorize 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, and to eliminate all reference to the designated Redeemable Preferred Stock, upon the closing of the Company’s initial public offering. In connection with the initial public offering, all outstanding shares of Series A Preferred Stock and Series B Preferred Stock were converted to 4,082,967 shares of common stock, and the Redeemable Preferred Stock was cancelled. As of September 30, 2006 and 2005, there was no Redeemable Preferred Stock.

Reverse Stock Split

On March 11, 2005, the Board of Directors approved, and on March 17, 2005 the Company’s stockholders ratified, a 2-for-3 reverse stock split of the outstanding shares of common stock and adjusted the conversion ratio of the then outstanding redeemable convertible preferred stock to reflect the 2-for-3 reverse stock split of the common stock. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the 2-for-3 reverse stock split.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

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
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

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

Accumulated Other Comprehensive Income

At September 30, 2006, accumulated other comprehensive income, net of tax, consisted of foreign currency translation adjustments of $234 and unrealized gains on available-for-sale short-term investments of $1. At September 30, 2005, accumulated other comprehensive income, net of tax, consisted of foreign currency translation adjustments of $161 and unrealized losses on available-for-sale short-term investments of $1.

12.	Equity Compensation Plans

Stock Options

In May 1997, the Company’s stockholders approved the amended and restated 1993 Stock Option Plan (the 1993 Plan), which provides for the grant of incentive and non-qualified stock options for the purchase of up to 4,151,440 shares of the Company’s common stock by officers, employees, directors and consultants of the Company. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s stock). The 1993 Plan provides that the options shall be exercisable over a period not to exceed ten years. The Board of Directors is responsible for administration of the 1993 Plan and determines the term of each option, the option exercise price, the number of shares for which each option is exercisable and the vesting period. Options generally vest over a period of four to five years. In connection with the adoption of the 2003 Stock Option Plan, a total of 138,460 shares then available under the 1993 Plan became available for grant under the 2003 Plan and no further option grants were permitted under the 1993 Plan.

In March 2005, the Company’s Board of Directors and stockholders approved the amended and restated 2003 Stock Option Plan (the 2003 Plan), which provides for the grant of incentive and non-qualified stock options for the purchase of up to 1,311,794 shares of the Company’s common stock by officers, employees, directors, and consultants of the Company. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s stock). The 2003 Plan provides that the options shall be exercisable over a period not to exceed ten years. The Board of Directors is responsible for the administration of the 2003 Plan and determines the term of each option, the option exercise

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

price, the number of shares for which each option is exercisable and the vesting period. Options generally vest over a period of four or five years. In connection with the adoption of the 2005 Stock Incentive Plan, a total of 367,098 shares then available under the 2003 Plan became available for grant under the 2005 Plan and no further option grants were permitted under the 2003 Plan.

In March 2005, the Board of Directors and stockholders also approved the 2005 Stock Incentive Plan (the 2005 Plan). The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2005 Plan, plus 367,098 shares available for grant under the 2003 Plan immediately prior to the closing of the Company’s initial public offering and the number of shares subject to awards granted under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased by the Company at the original issuance price pursuant to a contractual repurchase right. On October 1, 2006, an additional 980,022 shares were reserved under the 2005 Plan, in accordance with the provisions of the Plan, which require an annual increase of the shares reserved for issuance under the Plan equal to the lesser of (a) 5,000,000 shares of common stock, (b) 5% of the outstanding shares of common stock as of the opening of business on such date or (c) an amount determined by the Board.

The following table presents a summary of the Company’s stock option activity for the years ended September 30, 2005 and 2004:

	2005		2004
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at end of year	2,466,044	$2.15	2,409,954	$1.72
Granted	587,670	9.30	474,678	3.60
Exercised	(752,281)	1.24	(356,484)	1.08
Forfeited	(85,167)	3.20	(62,104)	2.53

Outstanding at end of year	2,216,266	$4.31	2,466,044	$2.15

Exercisable at end of year	1,175,917	$2.38	1,435,767	$1.56

The following is a summary of the status of the Company’s stock options as of September 30, 2006 and the stock option activity for all stock option plans during the year ended September 30, 2006.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value(1)

Outstanding at September 30, 2005	2,216,266	$4.31
Granted	587,500	12.28
Exercised	(513,346)	2.34
Forfeited	(111,415)	8.73

Outstanding at September 30, 2006	2,179,005	$6.69	6.43 yrs	$9,123

Exercisable at September 30, 2006	1,216,466	$3.97	5.89 yrs	$7,775

Options at September 30, 2006 vested and expected to vest in the future	2,117,692	$6.58	6.42 yrs	$9,064

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on September 29, 2006 of $10.30 per share and the exercise price of the underlying options.

The total intrinsic value of options exercised during the year ended September 30, 2006 was $4,788.

The following table summarizes information about options outstanding and exercisable at September 30, 2006:

		Weighted-
		Average
		Remaining
Range of	Options	Contractual	Options
Exercise Prices	Outstanding	Life (Years)	Exercisable

$0.662 — 1.380	258,058	3.2	258,058
1.380 — 3.360	748,751	6.1	650,868
3.360 — 7.500	197,849	7.9	117,647
7.500 — 12.990	974,347	7.3	189,893

0.662 — 12.990	2,179,005		1,216,466

Restricted Stock Units

During fiscal 2006, the Company started the issuance of restricted stock unit awards (RSUs) as an additional form of equity compensation to its employees and officers, pursuant to the Company’s stockholder-approved 2005 Plan. RSUs are restricted stock awards that entitle the grantee to an issuance of stock at a nominal cost. RSUs generally vest over a four-year period and unvested RSUs are forfeited and cancelled as of the date that employment terminates. RSUs are settled in shares of the Company’s common stock upon vesting. A portion of the outstanding RSUs begins vesting in December 2006.

The following is a summary of the status of the Company’s restricted stock units, which are subject to the fair value accounting requirements of SFAS 123(R) as of September 30, 2006 and the activity during the year ended September 30, 2006.

		Weighted-
		Average
		Grant-Date Fair
	Shares	Value

Nonvested awards at September 30, 2005	—	$—
Granted	638,833	11.89
Vested	—	—
Forfeited	(38,311)	12.26

Nonvested awards at September 30, 2006	600,522	$11.87

The Company recorded $1,093 of shared-based compensation expense related to RSUs for the year-ended September 30, 2006. As of September 30, 2006, there was unrecognized compensation cost related to RSUs totaling $6,198, net of estimated forfeitures, which will be recognized over a weighted-average period 1.79 years.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

Employee Stock Purchase Plan

In March 2005, the Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (“ESPP”) which is qualified under Section 423 of the Internal Revenue Code. The ESPP is available to all eligible employees, who, through payroll deductions, will be able to individually purchase shares of the Company’s common stock semi-annually at a price equal to 90% of the fair market value on the semi-annual purchase dates. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock for the ESPP. In fiscal 2006 32,607 shares were issued under the ESPP. At September 30, 2006, 967,393 shares were reserved for future issuance under the ESPP.

13.	Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views and manages its business as one reporting segment.

Geographic Data

Total assets located outside of the U.S. were 10% and 8% of total assets as of September 30, 2006 and 2005, respectively. Long-term assets located outside of the U.S. were 9% and 74% of total long-term assets at September 30, 2006 and 2005, respectively, or $3,202 and $3,227, the majority of which represent acquisition-related intangible assets located in France. Revenue for the years ended September 30, 2006, 2005 and 2004 from customers located outside the United States was 26%, 24% and 30%, respectively, of total revenue.

In the following table, revenue is determined based on the locations of customers.

	Year Ended September 30,
	2006	2005	2004

Revenues:
United States	$60,841	$48,026	$34,265
All other	21,570	15,522	14,450

	$82,411	$63,548	$48,715

Other than the United States, no individual country represented greater than 10% of total revenues in any year.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

14.	Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
Year Ended September 30, 2006	Quarter	Quarter	Quarter	Quarter

Total revenue	$17,595	$18,841	$21,707	$24,268
Gross profit	14,478	15,161	17,168	19,397
Net income (loss)	1,434	(1,743)	215	770
Net income (loss) per common share:
Basic	$0.08	$(0.09)	$0.01	$0.04

Diluted	$0.07	$(0.09)	$0.01	$0.04

	First	Second	Third	Fourth
Year Ended September 30, 2005	Quarter	Quarter	Quarter	Quarter

Total revenue	$14,633	$15,312	$16,366	$17,237
Gross profit	12,108	12,435	13,246	14,123
Net income	1,003	731	1,071	1,716
Net income (loss) per common share:
Basic	$0.05	$0.03	$0.06	$(0.15)

Diluted	$0.05	$0.03	$0.05	$(0.15)

For the quarter ended September 30, 2005, net loss per share reflects a special one-time preferred stock dividend of $3,062 and a redemption payment of $1,000 in August 2005 in connection with the Company’s initial public offering.

15.	Employee Benefit Plan

On July 1, 2000, the Company adopted the Unica Corporation 401(k) Savings Plan (the 401(k) Plan). Under the 401(k) Plan, employees may elect to reduce their current compensation by an amount no greater than the statutorily prescribed annual limit and may have that amount contributed to the 401(k) Plan. The Company may make matching or additional contributions to the 401(k) Plan in amounts to be determined by management. The Company contributed $368 and $149 to the 401(k) Plan for the years ended September 30, 2006 and 2005, respectively. There were no contributions made by the Company to the 401(k) Plan in 2004.

16.	Allowance for Doubtful Accounts

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

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Years Ended September 30, 2006, 2005 and 2004
(In thousands, except share and per share data)

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended September 30, 2006, 2005 and 2004:

	Balance at	Impact of			Balance at
	Beginning of	Adopting			End of
	Period	SAB 108	Provision	Write-offs	Period

Year ended September 30, 2006	$569	$(510)	82	—	$141
Year ended September 30, 2005	488	—	81	—	569
Year ended September 30, 2004	423	—	80	(15)	488

Upon adoption of SAB 108, the Company reversed $510 of excess allowance for doubtful accounts for uncorrected errors. The excess allowance for doubtful accounts as of September 30, 2003 was approximately $410 and had accumulated over several years. The excess allowance for doubtful accounts increased by approximately $80 and $20 during the years ended September 30, 2004 and 2005, respectively. These errors had not previously been material to any of those prior periods when measured using the roll-over method. The Company recorded this cumulative effect adjustment net of tax, resulting in a decrease to short-term deferred tax assets of $201. As a result, the net adjustment was recorded as an increase to retained earnings as of October 1, 2005 of $309.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Unica’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Unica is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and affected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2006. In making this assessment, Unica’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of September 30, 2006, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on page 89.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

89

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Unica Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Unica Corporation maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Unica Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Unica Corporation maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Unica Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unica Corporation and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of income, redeemable preferred stock, stockholders’ (deficit) equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2006, and our report dated December 13, 2006 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Boston, Massachusetts
December 13, 2006

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is set forth under the captions “Proposal 1: Election of Class II Directors,” “Information About Continuing Directors,” “Information About Executive Officers,” “Code of Business Conduct and Ethics” and “Board Committees — Audit Committee” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities Exchange Act of 1934, as amended. This information is listed under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference. The information regarding executive officers is included in Part I of this Form 10-K under the section captioned “Executive Officers of the Company.”

Item 11.	Executive Compensation

The information required by this item is set forth under the caption “Executive Officer Compensation” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is set forth under the caption “Stock Owned by Directors, Executive Officers and Greater-Than-5% Stockholders” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K is set forth under the caption “Executive Officer Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following are filed as part of this Annual Report on Form 10-K:

1.  Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets as of September 30, 2006 and 2005

•	Consolidated Income Statements for the years ended September 30, 2006, 2005 and 2004

•	Consolidated Statements of Redeemable Preferred Stock, Stockholders’ (Deficit) Equity and Comprehensive Income for the years ended September 30, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004

(b) Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation(1)
3.2		Amended and Restated By-laws(1)
4.1		Specimen Certificate for shares of common stock(1)
4.2		Registration Rights Agreement, dated as of November 24, 1999, by and among the Registrant and the parties named therein, as amended(1)
10	.1*	Amended and Restated 1993 Stock Option Plan(1)
10	.2*	2003 Stock Option Plan, as amended(1)
10	.3*	2005 Stock Incentive Plan, as amended(4)
10	.4*	2005 Employee Stock Purchase Plan, as amended(2)
10	.5*	Standard form of Stock Option Agreement entered into with executive officers pursuant to the 1993 Stock Option Plan(1)
10	.6*	Standard form of Adviser’s Stock Option Agreement entered into with directors pursuant to the 1993 Stock Option Plan(1)
10	.7*	Standard form of Stock Option Agreement entered into with executive officers pursuant to the 2003 Stock Option Plan(1)
10	.8*	Standard form of Adviser’s Stock Option Agreement entered into with directors pursuant to the 2003 Stock Option Plan(1)
10	.9*	Standard form of Incentive Stock Option Agreement entered into with executive officers pursuant to the 2005 Stock Option Plan(1)
10	.10*	Standard form of Non-qualified Stock Option Agreement entered into with directors pursuant to the 2005 Stock Option Plan(1)
10	.11*	Standard form of Restricted Stock Agreement granted under 2005 Stock Option Plan(2)
10	.12*	Standard form of Restricted Stock Unit Agreement granted under 2005 Stock Option Plan(3)
10.13		Lease, dated as of December 20, 2002, by and between the Registrant and Mortimer B. Zuckerman and Edward H. Linde, Trustees of Tracer Lane Trust II, as amended(1)
10.14		Form of Indemnification Agreement entered into by and between the Registrant and each of its executive officers and directors(1)
10	.15*	Fiscal 2006 Executive Staff Bonus Plan
10	.16*	Fiscal 2006 Executive Field Bonus Plan
10	.17*	Summary of Compensatory Arrangements with Non-Employee Directors
10	.19*	Letter Agreement between the Registrant and Ralph A. Goldwasser, dated February 1, 2006(5)
10	.20*	Transition Agreement dated January 31, 2006 between Unica Corporation and Richard Darer(3)

Exhibit
Number	Description

14.1	Code of Business Conduct and Ethics(1)
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-1 (File No. 333-120615)

(2)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on December 19, 2005 (File No. 000-51461)

(3)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 14, 2006 (File No. 000-51461)

(4)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 15, 2006 (File No. 000-51461)

(5)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 14, 2006 (File No. 000-51461)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on behalf by the undersigned, thereunto duly authorized.

UNICA CORPORATION

By:	/s/ Yuchun Lee
Yuchun Lee
Chief Executive Officer, President and Chairman

By:	/s/ Ralph A. Goldwasser
Ralph A. Goldwasser
Senior Vice President and Chief Financial Officer

Date: December 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of December 14, 2006.

Signature	Title

/s/ Yuchun Lee Yuchun Lee	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Ralph A. Goldwasser Ralph A. Goldwasser	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Aron J. Ain Aron J. Ain	Director

/s/ Michael H. Balmuth Michael H. Balmuth	Director

/s/ Bruce R. Evans Bruce R. Evans	Director

/s/ John B. Landry John B. Landry	Director

/s/ James A. Perakis James A. Perakis	Director

/s/ Robert P. Schechter Robert P. Schechter	Director

/s/ Bradford D. Woloson Bradford D. Woloson	Director

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation(1)
3.2		Amended and Restated By-laws(1)
4.1		Specimen Certificate for shares of common stock(1)
4.2		Registration Rights Agreement, dated as of November 24, 1999, by and among the Registrant and the parties named therein, as amended(1)
10	.1*	Amended and Restated 1993 Stock Option Plan(1)
10	.2*	2003 Stock Option Plan, as amended(1)
10	.3*	2005 Stock Incentive Plan, as amended(4)
10	.4*	2005 Employee Stock Purchase Plan, as amended(2)
10	.5*	Standard form of Stock Option Agreement entered into with executive officers pursuant to the 1993 Stock Option Plan(1)
10	.6*	Standard form of Adviser’s Stock Option Agreement entered into with directors pursuant to the 1993 Stock Option Plan(1)
10	.7*	Standard form of Stock Option Agreement entered into with executive officers pursuant to the 2003 Stock Option Plan(1)
10	.8*	Standard form of Adviser’s Stock Option Agreement entered into with directors pursuant to the 2003 Stock Option Plan(1)
10	.9*	Standard form of Incentive Stock Option Agreement entered into with executive officers pursuant to the 2005 Stock Option Plan(1)
10	.10*	Standard form of Non-qualified Stock Option Agreement entered into with directors pursuant to the 2005 Stock Option Plan(1)
10	.11*	Standard form of Restricted Stock Agreement granted under 2005 Stock Option Plan(2)
10	.12*	Standard form of Restricted Stock Unit Agreement granted under 2005 Stock Option Plan(3)
10.13		Lease, dated as of December 20, 2002, by and between the Registrant and Mortimer B. Zuckerman and Edward H. Linde, Trustees of Tracer Lane Trust II, as amended(1)
10.14		Form of Indemnification Agreement entered into by and between the Registrant and each of its executive officers and directors(1)
10	.15*	Fiscal 2006 Executive Staff Bonus Plan
10	.16*	Fiscal 2006 Executive Field Bonus Plan
10	.17*	Summary of Compensatory Arrangements with Non-Employee Directors
10	.19*	Letter Agreement between the Registrant and Ralph A. Goldwasser, dated February 1, 2006(5)
10	.20*	Transition Agreement dated January 31, 2006 between Unica Corporation and Richard Darer(3)
14.1		Code of Business Conduct and Ethics(1)
21.1		List of Subsidiaries
23.1		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-1 (File No. 333-120615)

(2)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on December 19, 2005 (File No. 000-51461)

(3)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 14, 2006 (File No. 000-51461)

(4)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 15, 2006 (File No. 000-51461)

(5)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 14, 2006 (File No. 000-51461)