Form 10-Q
period 2006-12-31
UNICA CORP
filed 2007-02-09
CIK 1138804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The number of shares of the registrant’s common stock outstanding as of February 2, 2007 was 19,770,158

UNICA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

PART I – Financial Information
Item 1. Unaudited Financial Statements
UNICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	September 30,
	2006	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,359	$30,501
Restricted cash	252	247
Short-term investments	17,145	9,537
Accounts receivable, net of allowance for doubtful accounts of $112 and $141, respectively	32,346	26,252
Purchased customer receivables	1,030	1,030
Deferred tax assets, net of valuation allowance	656	655
Prepaid expenses and other current assets	2,852	1,682

Total current assets	73,640	69,904

Property and equipment, net	2,235	2,226
Purchased customer receivables, long-term	1,388	1,731
Acquired intangible assets, net	6,612	7,282
Goodwill	20,232	20,106
Deferred tax assets, long-term, net of valuation allowance	2,965	2,999
Other assets	423	399

Total assets	$107,495	$104,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,013	$2,620
Accrued expenses	12,054	13,534
Short-term deferred revenue	32,863	29,580

Total current liabilities	47,930	45,734

Long-term deferred revenue	3,801	4,306

Total liabilities	51,731	50,040

Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value:
Authorized — 10,000,000 shares; no shares issued or outstanding at December 31 and September 30, 2006	—	—
Common stock, $0.01 par value:
Authorized — 90,000,000 shares; issued and outstanding — 19,730,000 and 19,600,000 shares at December 31 and September 30, 2006, respectively	197	196
Additional paid-in capital	53,374	52,094
Retained earnings	1,942	2,082
Accumulated other comprehensive income	251	235

Total stockholders’ equity	55,764	54,607

Total liabilities and stockholders’ equity	$107,495	$104,647

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended December 31,
	2006	2005
	(unaudited)
Revenue:
License	$9,181	$7,429
Maintenance and services	12,299	8,627
Subscription	2,209	1,539

Total revenue	23,689	17,595
Costs of revenue:
License	567	237
Maintenance and services(1)	3,893	2,809
Subscription	149	71

Total cost of revenue	4,609	3,117

Gross profit	19,080	14,478
Operating expenses(1):
Sales and marketing	9,245	6,962
Research and development	5,076	3,362
General and administrative	3,887	2,277
Restructuring charges	1,244	—
Amortization of acquired intangible assets	393	108

Total operating expenses	19,845	12,709

Income (loss) from operations	(765)	1,769
Other income:
Interest income, net	476	537
Other income (expense), net	62	(116)

Total other income	538	421

Income (loss) before income taxes	(227)	2,190
Provision for (benefit from) income taxes	(87)	756

Net income (loss)	$(140)	$1,434

Net income (loss) per common share:
Basic	$(0.01)	$0.08

Diluted	$(0.01)	$0.07

Shares used in computing net income (loss) per common share:
Basic	19,640,000	18,907,000

Diluted	19,640,000	20,047,000

(1) Amounts include share-based compensation expense as follows:
Cost of maintenance and services revenue	$89	$19
Sales and marketing expense	276	69
Research and development expense	208	141
General and administrative expense	486	186

Total share-based compensation expense	$1,059	$415

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended December 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(140)	$1,434
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	328	221
Amortization of acquired intangible assets	670	108
Share-based compensation	1,059	415
Excess tax benefits from share-based compensation	(374)	—
Deferred tax benefits	34	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(6,014)	2,837
Prepaid expenses and other current assets	(1,137)	(471)
Other assets	331	87
Accounts payable	383	(2)
Accrued expenses	(1,320)	(2,340)
Deferred revenue	2,655	2,186

Net cash (used in) provided by operating activities	(3,525)	4,475
Cash flows from investing activities:
Purchase of property and equipment, net of acquisitions	(325)	(306)
Net cash paid for acquisitions	—	(7,258)
Sales and maturities of short-term investments	4,751	5,600
Purchases of short-term investments	(12,360)	(7,977)
Increase in restricted cash	(5)	(96)

Net cash used in investing activities	(7,939)	(10,037)
Cash flows from financing activities:
Proceeds from exercises of stock options	148	48
Excess tax benefits from share-based compensation	374	—
Payment of withholding taxes on restricted stock units	(300)	—

Net cash provided by financing activities	222	48
Effect of exchange rate changes on cash and cash equivalents	100	(15)

Net decrease in cash and cash equivalents	(11,142)	(5,529)
Cash and cash equivalents at beginning of period	30,501	43,754

Cash and cash equivalents at end of period	$19,359	$38,225

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
1. Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring items, to fairly present the results of the interim periods in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to ensure the information presented is not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, and current reports on Form 8-K filed with the Securities and Exchange Commission. The interim period results are not necessarily indicative of the results to be expected for any subsequent interim period or for the full year. Subscription revenue, which previously was allocated between license and maintenance revenue, and the related costs of revenue, are separately identified in the condensed consolidated statements of operations. All prior amounts have been reclassified to conform to the current period presentation.
     The following table is a reconciliation between the current presentation and the previous presentation:

	Current Presentation		Previous Presentation
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenue:
License	$9,181	$7,429	$10,780	$8,544
Maintenance and services	12,299	8,627	12,909	9,051
Subscription	2,209	1,539	—	—

Total revenue	$23,689	$17,595	$23,689	$17,595

Gross profit	$19,080	$14,478	$19,080	$14,478

2. Revenue Recognition
     The Company derives revenue from software licenses, maintenance and services, and subscriptions. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is deemed fixed or determinable and collection is deemed probable.
     The Company generally sells its software products and services together in a multiple-element arrangement under both perpetual and subscription arrangements. When the Company enters into multiple-element perpetual arrangements, the Company allocates the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each license arrangement requires the Company to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically includes maintenance and services. Revenue is allocated to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately.
     The Company generally estimates the fair value of the maintenance portion of an arrangement based on the maintenance renewal price for that arrangement. In multiple element arrangements where the Company sells maintenance for less than fair value, the Company defers the contractual price of the maintenance plus the difference between such contractual price and the fair value of maintenance over the expected life of the product. The Company makes a corresponding reduction in license revenue. The fair value of the professional services portion of the arrangement is based on the rates that the Company charges for these services when sold independently from a software license. If, in the Company’s judgment, evidence of fair value cannot be established for undelivered elements in a multiple element arrangement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the elements for which evidence of fair value could not be established are delivered.
License Revenue
     The Company licenses its software products on a perpetual basis, as described below.
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

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Maintenance and Services
     Maintenance and services revenue is generated from sales of (a) maintenance, including software updates and upgrades and technical support, associated with the sale of perpetual software licenses and (b) services, including implementation, training and consulting, and reimbursable travel.
     Maintenance Fees. Maintenance is generally sold on an annual basis. There are two levels of maintenance, standard and premium, both of which generally are sold for a term of one year. With both of these maintenance levels, customers are provided with technical support and software updates and upgrades. With premium maintenance, customers are provided additional services such as emergency service response and periodic onsite utilization reviews. Revenue is deferred at the time the maintenance agreement is initiated and is recognized ratably over the term of the maintenance agreement.
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
     In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred, the Company classifies reimbursements received for out-of-pocket expenses incurred as services revenue and classifies the related costs as cost of revenue. The amounts of reimbursed expenses included within revenue and cost of revenue were $295 and $205 for the three months ended December 31, 2006 and 2005, respectively.
Subscription Revenue
     Subscription revenue includes, for a bundled fee, (a) the right to use the Company’s software for a specified period of time, (b) updates and upgrades to software, and (c) technical support. Subscriptions are generally sold through MSPs. Customers are generally invoiced in annual or quarterly installments and are billed in advance of the subscription period. Revenue is recognized ratably over the contractual term of the arrangement.
     Cost of subscription revenue includes the allocation of specific costs including labor-related costs associated with technical support and documentation personnel, and related overhead.
3. Cash and Cash Equivalents and Short-Term Investments
     The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. The Company invests the majority of its excess cash in overnight investments and money market funds of accredited financial institutions.
     The Company considers all highly liquid investments with original maturities of between 91 and 365 days at the time of purchase to be short-term investments. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s investments were classified as available-for-sale and were carried at fair market value at December 31, and September 30, 2006. Unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive loss.
     Short-term investments, all with contractual maturities within one year, were as follows:

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

	Amortized	Unrealized	Fair Market
	Cost	Gain (Loss)	Value
At December 31, 2006:
Commercial paper	$10,897	$—	$10,897
Corporate debentures and other securities	6,248	—	6,248

Total short-term investments	$17,145	$—	$17,145

At September 30, 2006:
Commercial paper	$4,795	$—	$4,795
Corporate debentures and other securities	4,741	1	4,742

Total short-term investments	$9,536	$1	$9,537

4. Comprehensive Income (Loss)
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
     Comprehensive income (loss) for the three months ended December 31, 2006 and 2005 was $(124) and $1,406, respectively. At December 31, 2006, accumulated other comprehensive income, net of tax, consisted of foreign currency translation adjustments of $251. At September 30, 2006, accumulated other comprehensive income, net of tax, consisted of foreign currency translation adjustments of $234 and unrealized gains on available-for-sale short-term investments of $1.
5. Net Income (Loss) Per Common Share
     The Company calculates net income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Weighted-average shares of common stock outstanding consists of the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share gives effect to all dilutive securities, including stock options and restricted stock units using the treasury stock method. For the three months ended December 31, 2006 and 2005, the Company had only one class of security, common stock, outstanding.
     The following table presents the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended December 31,
	2006	2005

Net income (loss)	$(140)	$1,434

Weighted-average shares of common stock outstanding	19,640,000	18,907,000
Dilutive effect of common stock equivalents	—	1,140,000

Weighted-average shares used in computing diluted net income (loss) per common share	19,640,000	20,047,000

Basic net income (loss) per common share	$(0.01)	$0.08

Diluted net income (loss) per common share	$(0.01)	$0.07

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
     Weighted-average common stock equivalents related to stock options and restricted stock units of 506,000 were outstanding for the three months ended December 31, 2005, but were not included in the calculation of diluted net income per common share as the inclusion of such awards would be antidilutive.
     Weighted-average common stock equivalents of 1,868,000 were excluded from the calculation of diluted net loss per common share for the three months ended December 31, 2006, as a result of the Company’s net loss for that period.
6. Acquisitions
     For additional information on the acquisitions described below, see Unica’s 2006 Annual Report on Form 10-K, Note 3, “Acquisitions.”
Sane Solutions, LLC
     On March 22, 2006, the Company acquired Sane Solutions, LLC (Sane), a privately-held provider of web analytics software for internet marketing, located in North Kingstown, Rhode Island. The purchase price was $28,732, which consisted of cash consideration of $21,774, assumed liabilities and transaction-related costs of $5,154, and 152,000 shares of common stock valued at $1,804 for accounting purposes, or $11.87 per share. This acquisition was accounted for as a purchase transaction in accordance with SFAS 141, Business Combinations (SFAS 141). The results of Sane have been included in the Company’s financial statements from the date of acquisition.
MarketSoft Software Corporation
     On December 20, 2005, the Company acquired certain assets and assumed certain liabilities of MarketSoft Software Corporation (MarketSoft), a software company formerly located in Lexington, Massachusetts. The purchase price was $7,953, which consisted of cash consideration of $7,258 and assumed liabilities and transaction-related costs of $695. This acquisition was accounted for as a purchase transaction in accordance with SFAS 141. The results of MarketSoft have been included in the Company’s financial statements from the date of acquisition.
Acquisition-Related Restructuring Costs
     In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded restructuring liabilities as part of the purchase price for Sane and MarketSoft in the amount of $196 and $135, respectively. The acquisition-related restructuring liabilities included severance, relocation and related legal charges.
     Following is a roll forward of the acquisition-related restructuring accrual:

Balance at September 30, 2006	$169
Less: Cash payments	(22)

Balance at December 31, 2006	$147

     The Company expects that the remaining balance of $147 will be paid in fiscal 2007.
Pro Forma Results
     The unaudited pro forma combined condensed results of operations of Unica, Sane and MarketSoft for the three months ended December 31, 2005 presented below give effect to the acquisitions of MarketSoft and Sane as if the acquisitions had occurred as of the beginning of each period presented. MarketSoft’s fiscal year end prior to the acquisition was June 30 and Sane’s fiscal year end prior to the acquisition was December 31. The unaudited pro forma combined results of operations are not necessarily indicative of future results or the results that would have actually occurred had the acquisitions been consummated as of the beginning of each period presented.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Three Months Ended
December 31, 2005
Pro forma revenue	$19,382
Pro forma net loss	(307)
Pro forma net loss per common share:
Basic	(0.02)

Diluted	(0.02)

     The above unaudited pro forma results exclude adjustments for $4,037 in-process research and development charge and include net amortization of acquired intangible assets in the amount of $582 for the three months ended December 31, 2005. In addition, the unaudited pro forma results have been adjusted to reduce interest income earned by the Company on the cash paid for each acquisition. The Company estimated this interest income adjustment using an interest rate of 2.5%.
7. Goodwill and Acquired Intangible Assets
     Intangible assets acquired in the Company’s acquisitions include goodwill, developed technology and customer contracts and related relationships. All of the Company’s acquired intangible assets, except goodwill, are subject to amortization over their estimated useful lives. A portion of the goodwill and acquired intangible assets is recorded in the accounts of a French subsidiary of the Company and, as such, is subject to translation at the currency exchange rates in effect at the balance sheet date. The components of acquired intangible assets, excluding goodwill are as follows:

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net Book
	In Years	Value	Amortization	Value
As of December 31, 2006:
Developed technology	1 – 4	$4,625	$(1,733)	$2,892
Customer contracts and related relationships	3 – 5	5,560	(1,840)	3,720

Total intangible assets		$10,185	$(3,573)	$6,612

As of September 30, 2006:
Developed technology	1 – 4	$4,594	$(1,426)	$3,168
Customer contracts and related relationships	3 – 5	5,537	(1,423)	4,114

Total intangible assets		$10,131	$(2,849)	$7,282

     The following table describes changes to goodwill:

Balance at September 30, 2006	$20,106
Foreign currency translation and other adjustments	126

Balance at December 31, 2006	$20,232

     The Company recorded amortization expense for acquired intangible assets of $670 and $103 for the three months ended December 31, 2006 and 2005, respectively. Amortization of developed technology in an amount of $277 was included as a component of cost of license revenue in the consolidated statements of operations for the three months ended December 31, 2006.
     Intangible assets are expected to be amortized as follows:

Year ending September 30,
2007 (remainder)	$1,998
2008	2,656
2009	1,604
2010	327
2011	27

Total expected amortization	$6,612

8. Accounting for Share-Based Compensation

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
     On October 1, 2005, the Company adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the Company to recognize expense related to the fair value of share-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore did not restate the Company’s financial results for prior periods. Under this transition method, share-based compensation expense for the year ended September 30, 2006 and the three months ended December 31, 2006 includes compensation expense for all share-based compensation awards granted or modified on or after November 18, 2004 (the filing date for the initial registration statement for the Company’s initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
     The fair value of options granted prior to November 18, 2004, was calculated pursuant to SFAS 123 using the minimum value method. Under the provisions of SFAS 123(R), the value of these options will not be recorded in the statement of operations subsequent to the adoption of SFAS 123(R). Instead, the Company will continue to account for these options using Accounting Principles Board (APB) Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related Interpretations. The amount of unamortized pro forma deferred compensation at October 1, 2005, related to those minimum value awards was $920.
     Prior to the adoption of SFAS 123(R), in accordance with APB 25, the Company recorded deferred share-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of December 31, 2006, the Company had $91 of deferred share-based compensation remaining to be amortized which is expected to be amortized as follows: $63 during the remainder of fiscal 2007 and $28 during fiscal 2008. Upon the adoption of SFAS 123(R) on October 1, 2005, the deferred share-based compensation balance was netted against additional paid-in capital on the consolidated balance sheet.
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
     For options accounted for under SFAS 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used and the resulting estimated fair value for grants during the applicable period are as follows:

	Three Months Ended
	December 31,
	2006	2005
Dividend yield	—	—
Volatility	49%	66%
Risk-free interest rate	4.57%	4.40%
Weighted-average expected option term (in years)	4.1	6.1
Weighted-average fair value per share of options granted	$5.02	$7.03
Weighted-average fair value per share of restricted stock awards granted	$11.46	—
     The computation of expected volatility is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The computation of the expected option term is based on an average of the vesting term and the maximum contractual life of the Company’s stock options. During the three months ended December 31, 2006, the Company revised its expected forfeiture rate from 5% to 8% as a result of an updated analysis of historical forfeitures. The resulting adjustment was not material and is included in the unaudited condensed consolidated statements of operations. Computation of expected forfeitures is based on historical forfeiture rates of the Company’s stock options and restricted stock units. Share-based compensation charges will be adjusted in future periods to reflect the results of actual forfeitures and vesting, if different than current estimated forfeiture rate of 8%.
     The weighted-average exercise price of the options granted under the stock option plans for the three months ended December 31, 2006 and 2005 was $11.46 and $11.01, respectively.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
     Restricted stock units generally vest annually and are accounted for under SFAS 123(R). The stock compensation charge is equal to the Company’s closing stock price at grant date and is amortized on a straight line basis over the vesting period of the restricted stock unit, net of estimated forfeitures.
     The components of share-based compensation expense are as follows:

	Three Months Ended December 31,
	2006	2005
Stock options under SFAS 123(R)	$530	$366
Stock options under APB 25	26	49
Restricted stock units	487	—
Employee stock purchase plan	16	—

Total share-based compensation	$1,059	$415

     The Company expects to record the unamortized portion of share-based compensation expense for existing stock options and restricted stock units outstanding at December 31, 2006, over a weighted-average period of 1.92 years, as follows:

Year ending September 30,
2007 (remainder)	$2,748
2008	3,160
2009	2,629
2010	817
2011	12

Total unamortized share-based compensation	$9,366

9. Equity Compensation Plans
Stock Options
     In May 1997, the Company’s stockholders approved the amended and restated 1993 Stock Option Plan, or the 1993 Plan, which provides for the grant of incentive and non-qualified stock options for the purchase of up to 4,151,000 shares of the Company’s common stock. In connection with the adoption of the 2003 Stock Option Plan, a total of 138,000 shares then available under the 1993 Plan became available for grant under the 2003 Plan and no further option grants were permitted under the 1993 Plan.
     In March 2005, the Company’s Board of Directors and stockholders approved the amended and restated 2003 Stock Option Plan, or the 2003 Plan, which provides for the grant of incentive and non-qualified stock options for the purchase of up to 1,312,000 shares of the Company’s common stock. In connection with the adoption of the 2005 Stock Incentive Plan, a total of 367,000 shares then available under the 2003 Plan became available for grant under the 2005 Plan and no further option grants were permitted under the 2003 Plan.
     In March 2005, the Board of Directors and stockholders also approved the 2005 Stock Incentive Plan, or the 2005 Plan. The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2005 Plan, plus the 367,000 shares available for grant under the 2003 Plan immediately prior to the closing of the Company’s initial public offering and the number of shares subject to awards granted under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased by the Company at the original issuance price pursuant to a contractual repurchase right. On October 1, 2006, an additional 980,000 shares were reserved under the 2005 Plan, in accordance with the provisions of the Plan, which require an annual increase of the shares reserved for issuance under the Plan equal to the lesser of (a) 5,000,000 shares of common stock, (b) 5% of the outstanding shares of common stock as of the opening of business on such date or (c) an amount determined by the Board.
     Officers, employees, directors and consultants of the Company are eligible to be granted stock options and awards under each of these plans. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of grant (not less than 110% of fair value in the case of holders of more than 10% of the

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Company’s stock). The 1993 Plan and 2003 Plan provide that the options shall be exercisable over a period not to exceed ten years. The 2005 Plan provides that the options shall be exercisable over a period not to exceed six years. The Board of Directors is responsible for administration of the each of these Plans and determines the term of each option, the option exercise price, the number of shares for which each option is exercisable and the vesting period. Options generally vest under each of these Plans over a period of four to five years.
     The following is a summary of the Company’s stock options outstanding and exercisable as of December 31, 2006 and the stock option activity for all stock option plans during the three months ended December 31, 2006.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value(1)
Outstanding at September 30, 2006	2,179,000	$6.69
Granted	40,000	11.46
Exercised	(80,000)	1.86
Forfeited	(8,000)	7.93

Outstanding at December 31, 2006	2,131,000	$6.96	6.23 yrs	$12,764

Exercisable at December 31, 2006	1,225,000	$4.43	5.81 yrs	$10,440

Options at December 31, 2006 vested and expected to vest	2,048,000	$6.81	6.21 yrs	$12,582

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on December 29, 2006, the last trading day of the period, of $12.95 per share and the exercise price of the underlying options.
     The total intrinsic value of options exercised during the three months ended December 31, 2006 was $772.
     The following table summarizes information about options outstanding and exercisable at December 31, 2006:

		Weighted-
		Average
		Remaining
	Options	Contractual	Options
Range of Exercise Prices	Outstanding	Life (Years)	Exercisable

$0.662 — $1.380	210,000	3.0	210,000
1.380 — 3.360	724,000	5.8	651,000
3.360 — 7.500	188,000	7.6	120,000
7.500 — 12.990	1,009,000	7.0	244,000

0.662 — 12.990	2,131,000		1,225,000

Restricted Stock Units
     During fiscal 2006, the Company began issuing restricted stock units (RSUs) as an additional form of equity compensation to its employees and officers, pursuant to the Company’s stockholder-approved 2005 Plan. RSUs are restricted stock awards that entitle the grantee to an issuance of stock at a nominal cost upon vesting. RSUs generally vest over a four-year period and unvested RSUs are forfeited and canceled as of the date that employment terminates. RSUs are settled in shares of the Company’s common stock upon vesting.
     The following is a summary of the status of the Company’s restricted stock units as of December 31, 2006 and the activity during the three months ended December 31, 2006.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

		Weighted
		-Average
		Grant-Date
	Shares	Fair Value

Nonvested awards at September 30, 2006	601,000	$11.87
Granted	20,000	11.46
Vested	(73,000)	12.89
Forfeited	(8,000)	10.94

Nonvested awards at December 31, 2006	540,000	$11.73

     The Company recorded $487 of share-based compensation expense related to RSUs for the three month period ended December 31, 2006. As of December 31, 2006, there was unrecognized compensation cost related to RSUs totaling $5,620, net of estimated forfeitures, which will be recognized over a weighted-average period of 1.18 years.
     The Company repurchased from RSU holders 23,000 shares of common stock on December 1, 2006 at $13.01 per share to satisfy minimum statutory employee withholding tax liabilities resulting from RSUs that vested during the period. The Company canceled these repurchased shares. The Company expects to continue to repurchase shares from RSU grantees to meet withholding tax liabilities upon RSU vesting.
Employee Stock Purchase Plan
     In March 2005, the Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (ESPP) which is qualified under Section 423 of the Internal Revenue Code. The ESPP is available to all eligible employees, who, through payroll deductions, will be able to individually purchase shares of the Company’s common stock semi-annually at a price equal to 90% of the fair market value on the semi-annual purchase dates. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock for the ESPP. At December 31, 2006, 967,000 shares were reserved for future issuance under the ESPP.
10. Restructuring Charges
     In the fourth quarter of fiscal 2006, the Company initiated the restructuring of certain of its operations in France to realign its resources in that region. As a result of this initiative, the Company terminated several employees resulting in a restructuring charge and accrual of $255 and $1,244 for severance and related costs in the fourth quarter of fiscal 2006 and first quarter of fiscal 2007, respectively.
     The following is a roll forward of the accrual for the restructuring of certain France operations:

Restructuring accrual balance at September 30, 2006	$255
Additions	1,244
Cash payments and foreign currency translation adjustment	(44)

Restructuring accrual balance at December 31, 2006	$1,455

     The Company is expecting to pay the remaining accrual balance during fiscal 2007.
11. Commitments and Contingencies
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
     During the three months ended December 31, 2006, the “Tax Relief and Health Care Act of 2006” was enacted into law, thereby extending the research and development tax credit for qualified costs incurred after December 31, 2005. In accordance with this change in tax law, the Company recorded a tax benefit of $250 during the three months ended December 31, 2006 to recognize the benefit from qualified research and development costs incurred from January 1, 2006 through September 30, 2006. This was accounted for as a discrete item during the three months ended December 31, 2006. Our effective tax rate, before discrete items, on a quarterly or annual basis, varies from statutory rates primarily due to the mix in jurisdictional earnings and losses.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a rollforward of tax benefits taken that do not qualify for financial statement recognition. The Company is required to adopt FIN 48 effective October 1, 2007. The cumulative effect of initially adopting FIN 48 is required to be recorded as an adjustment to opening retained earnings for that year and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is currently evaluating the impact of this provision and expects to complete its analysis in the second half of fiscal 2007. A reasonable estimate of the range of income tax effects of this pronouncement cannot be made at this time.
13. Recently Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.

    Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. We believe that this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. When used herein, the words “believes,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. We assume no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section in this Report entitled “Risk Factors.”
Overview
     We are a global provider of enterprise marketing management, or EMM — software designed to help businesses increase their revenues and improve the efficiency and measurability of their marketing operations. Our comprehensive set of integrated software modules is offered under the “Affinium” name. Focused exclusively on the needs of marketers, Unica’s Affinium® software delivers key capabilities to track and analyze online and offline customer behavior, generate demand and manage marketing process, resources and assets. Affinium streamlines the entire marketing process for relationship, brand and Internet marketing — from analysis and planning, to budgeting, production management, execution and measurement. As the most comprehensive EMM suite on the market, Affinium uniquely delivers a marketing “system of record” — a dedicated solution through which marketers capture, record and easily manage marketing activity, information and assets, rapidly design campaigns, and report on performance. Unica’s EMM solution is to marketing organizations what ERP is to manufacturing organizations.
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
     Sources of Revenue
     We derive revenue from software licenses, maintenance, services and subscriptions. License revenue is derived from the sale of software licenses for our Affinium offerings under perpetual software arrangements that typically include: (a) an end-user license fee paid for the use of our products in perpetuity; (b) an annual maintenance arrangement that provides for software updates and upgrades and technical support; (c) a services work order for implementation, training, consulting and reimbursable expenses. Subscription revenue is derived from subscription arrangements for our Affinium offerings that typically include: (a) a subscription fee for bundled software and support for a certain period and (b) a services work order for implementation, training, consulting and reimbursable expenses.
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

     Maintenance and Services Revenue
     Maintenance and services revenue is generated from sales of (a) maintenance, including software updates and upgrades and technical support associated with the sale of perpetual software licenses, and (b) services, including implementation, training, consulting, and reimbursable travel.
     Maintenance. We generally sell maintenance on perpetual licenses on an annual basis that includes technical support and software updates and upgrades. Revenue is deferred at the time the maintenance agreement is initiated and is recognized ratably over the term of the maintenance agreement.
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
     Subscription Revenue
     We also market our software under subscription arrangements. Subscription revenue includes, for a bundled fee, (a) the right to use our software for a specified period of time, typically one year, (b) updates and upgrades to our software, and (c) technical support. Subscriptions are generally sold through MSPs. Under a subscription agreement, we typically invoice the customer in annual or quarterly installments in advance. Revenue is recognized ratably over the contractual term of the arrangement.
     Cost of Revenue
     Cost of license revenue for perpetual license agreements consists primarily of (a) salaries, bonuses, benefits and share-based compensation related to documentation personnel, (b) facilities and other related overhead, (c) third-party royalties for licensed technology incorporated into our current product offerings, and (d) amortization of acquired developed technology.
     Cost of maintenance and services revenue consists primarily of (a) salaries, bonuses, benefits, share-based compensation, facilities and other related overhead related to professional services and technical support personnel, and (b) cost of services provided by subcontractors for professional services, travel, lodging and other out-of-pocket expenses.
     Cost of subscription revenue includes the allocation of specific costs including labor-related costs associated with technical support and documentation personnel, and related overhead.
     Operating Expenses
     Sales and Marketing. Sales and marketing expense consists primarily of (a) salaries, benefits and share-based compensation related to sales and marketing personnel, (b) commissions and bonuses, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows and advertising, and (e) facilities and other related overhead. The total amount of commissions earned for a perpetual license, subscription or maintenance arrangement are recorded as expense when revenue recognition for that arrangement commences.
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
     Restructuring Charges. Restructuring expense reflects the restructuring, initiated in the fourth quarter of fiscal 2006, of certain of our operations in France to realign our resources in that region. These costs include salaries, severance and legal fees.
     Amortization of Acquired Intangible Assets. Cost of revenue includes the amortization of developed core technology acquired in our recent acquisitions. Operating expenses include the amortization of acquired customer contracts and related customer relationships.
     Share-Based Compensation. Cost of revenue and operating expenses have historically included share-based compensation expense to the extent the fair value of our common stock exceeds the exercise price of stock options granted to employees on the date of grant (intrinsic value method). On October 1, 2005, the beginning of the first quarter of fiscal 2006, we adopted new accounting provisions pursuant to the requirements of SFAS 123(R), Share-Based Payment. SFAS 123(R) requires measurement of all employee share-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123(R). We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and recognize compensation cost, net of estimated forfeitures, on a straight-line basis over the requisite service periods of the awards.
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
     For a detailed explanation of our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended September 30, 2006.
     Revenue Recognition
     We generally sell our software products and services together in a multiple-element arrangement under perpetual and subscription agreements. When we enter into a multiple-element perpetual arrangement, we use the residual method to allocate the total fee among the various elements of the arrangement. Under the residual method, revenue is recognized when vendor-specific objective evidence, or VSOE, of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each license arrangement requires that we analyze the individual elements in the transaction and estimate the fair value of each undelivered element, which typically includes maintenance and services. We allocate revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately.
     For perpetual license agreements, we generally estimate the fair value of the maintenance portion of an arrangement based on the maintenance renewal price for that arrangement. In multiple-element perpetual license arrangements where we sell maintenance for less than fair value, we defer the contractual price of the maintenance plus the difference between such contractual price and the fair value of maintenance over the expected life of the product. We make a corresponding reduction in license revenue. The fair value of the professional services portion of perpetual license arrangements is based on the rates that we charge for these services when sold independently. If, in our judgment, evidence of fair value cannot be established for the undelivered elements in a multiple-element arrangement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the elements for which evidence of fair value could not be established are delivered.
     Generally, implementation services for our software products are not deemed essential to the functionality of the software products, and therefore services revenue is recognized separately from license and subscription revenue. If we were to determine that services are essential to the functionality of software in an arrangement, the license or subscription and services revenue from the arrangement would be recognized pursuant to SOP 81-1, Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts. In such cases, we expect that we would be able to make reasonably dependable estimates relative to the extent of progress toward completion by comparing the total hours incurred to the estimated total hours for the arrangement and accordingly we would apply the percentage-of-completion method. If we were unable to make reasonably dependable estimates of progress towards completion, then we would use the completed-contract method, under which revenue is recognized only upon completion of the services. If total cost estimates exceed the anticipated revenue, then the estimated loss on the arrangement is recorded at the inception of the arrangement or at the time the loss becomes apparent.
     We generally enter into subscription agreements that include, on a bundled basis, (a) the right to use our software for a specified period of time, (b) updates and upgrades to our software, and (c) technical support. Fees paid in connection with a subscription agreement are recognized as revenue ratably over the term of the arrangement, typically one year.
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
     On October 1, 2005, we adopted the provisions of SFAS 123(R), which requires us to recognize expense related to the fair value of share-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, share-based compensation expense for the year ended September 30, 2006 and the three months ended December 31, 2006 includes compensation expense for all share-based compensation awards granted on or after November 18, 2004 (the filing date for the initial registration statement for our initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Pursuant to SFAS 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, which requires us to make assumptions as to volatility, risk-free interest rate, estimated life of the awards, and expected forfeiture rate. The computation of expected volatility for the three months ended December 31, 2005 and 2006 is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The computation of expected option term is based on an average of the vesting term and the maximum contractual life of the Company’s stock options. For the three months ended December 31, 2005 and 2006, the Company used an expected forfeiture rate of 5% and 8%, respectively. Computation of expected forfeitures is based on historical forfeiture rates of the Company’s stock options.
     The fair value of options granted prior to November 18, 2004, was calculated using the minimum value method, pursuant to SFAS 123. Under the provisions of SFAS 123(R), the value of these options will not be recorded in the statement of operations subsequent to the adoption of SFAS 123(R). Instead, we will continue to account for these options using the intrinsic value model of APB 25. The amount of unamortized pro forma compensation expense at October 1, 2005, related to those minimum value awards was $920.

     For options and awards accounted for under SFAS 123(R), the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. In addition, certain tax effects of share-based compensation are reported as a financing activity rather than an operating activity in the statements of cash flows.
     The Company expects to record the unamortized portion of share-based compensation expense for existing stock options and restricted stock units outstanding at December 31, 2006, over a weighted-average period of 1.92 years, as follows:

Year Ending September 30,
2007 (remainder)	$2,748
2008	3,160
2009	2,629
2010	817
2011	12

Total unamortized share-based compensation	$9,366

     As of December 31, 2006, we had outstanding stock options of 2,131,000 and nonvested restricted stock units of 540,000. On October 1, 2006, an additional 980,000 shares were reserved under the 2005 Plan, in accordance with the provisions of the 2005 Plan, which also requires an annual increase of the shares reserved for issuance under the 2005 Plan equal to the lesser of (a) 5,000,000 shares of common stock, (b) 5% of the outstanding shares of common stock as of the opening of business on such date or (c) an amount determined by the Board.
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
     In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. At least annually, we perform an impairment test to determine the realizability of our long-lived assets, including intangible assets, based on profitability and cash flow expectations for the related assets. Any write-downs are treated as permanent reductions in the carrying amount of the assets. We must use judgment in evaluating whether events or circumstances indicate that useful lives should change or that the carrying value of assets has been impaired. Any resulting revision in the useful life or the amount of impairment also requires judgment. Any of these judgments could affect the timing or size of any future impairment charges. Revision of useful lives or impairment charges could significantly affect our operating results and financial position.
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
     Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At December 31, 2006, our deferred tax assets consisted primarily of foreign net operating loss carryforwards, foreign tax credit carryforwards and temporary differences. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. During fiscal 2006, we adjusted our foreign deferred tax assets and associated valuation allowance, resulting in no tax benefit for that period. During fiscal 2005, as we benefited from foreign net operating losses and reduced the value of that asset, we also reversed a portion of the related valuation allowance.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a rollforward of tax benefits taken that do not qualify for financial statement recognition. We are required to adopt FIN 48 effective October 1, 2007. The cumulative effect of initially adopting FIN 48 is required to be recorded as an adjustment to opening retained earnings for that year and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are currently evaluating the impact of this provision and expect to complete our analysis in the second half of fiscal 2007. A reasonable estimate of the range of income tax effects of this pronouncement cannot be made at this time.
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
     Results of Operations
     Comparison of Three Months Ended December 31, 2006 and 2005

Revenue

	Three Months Ended December 31,
	2006		2005
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$9,181	39%	$7,429	42%	$1,752	24%
Maintenance and services:
Maintenance fees	9,294	39	6,763	38	2,531	37
Services	3,005	13	1,864	11	1,141	61

Total maintenance and services	12,299	52	8,627	49	3,672	43
Subscription revenue	2,209	9	1,539	9	670	44

Total	$23,689	100%	$17,595	100%	$6,094	35%

     Total revenue for the three months ended December 31, 2006 was $23.7 million, an increase of 35%, or $6.1 million from the three months ended December 31, 2005. Total revenue increased as a result of higher sales of our Affinium product suite through both perpetual license and subscription agreements, additional maintenance fees on the sale of new licenses and an increase in our professional services business. Total revenue growth for the three months ended December 31, 2006 included $2.2 million from the sale of products and services obtained in fiscal 2006 acquisitions.
     Total license revenue for the three months ended December 31, 2006 was $9.2 million, an increase of 24%, or $1.8 million from the three months ended December 31, 2005. This increase in license revenue was attributable to higher sales of our Affinium products and license revenue from the sale of products obtained in fiscal 2006 acquisitions.
     Maintenance fees revenue is associated with maintenance agreements in connection with perpetual license agreements from our existing installed customer base and the sale of new perpetual licenses. Maintenance fees revenue for the three months ended December 31, 2006 was $9.3 million, an increase of 37%, or $2.5 million from the three months ended December 31, 2005. The increase reflects additional maintenance fees on the sale of new licenses and maintenance fees from fiscal 2006 acquisitions.
     Services revenue for the three months ended December 31, 2006 was $3.0 million, an increase of 61%, or $1.1 million from the three months ended December 31, 2005. This increase in services revenue was primarily the result of a $1.0 million increase in consulting revenue in North America.
     Subscription revenue is associated with the sale of new subscription agreements and renewal agreements from our existing subscription customer base. Total subscription revenue for the three months ended December 31, 2006 was $2.2 million, an increase of 44%, or $670,000 from the three months ended December 31, 2005. This increase in subscription revenue was primarily attributable to new subscriptions and included approximately $200,000 of subscription revenue that had been deferred in previous quarters and was recognized as revenue in the first quarter of fiscal 2007 upon the completion of certain services milestones.

Recurring Revenue

	Three Months Ended December 31,
	2006		2005
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Maintenance fees	$9,294	39%	$6,763	38%	2,531	37
Subscription revenue	2,209	9	1,539	9	670	44

Total recurring revenue	11,503	48	8,302	47	3,201	39
License revenue	9,181	39	7,429	42	1,752	24
Services	3,005	13	1,864	11	1,141	61

Total	$23,689	100%	$17,595	100%	$6,094	35%

     We generate recurring revenue from both maintenance and subscription arrangements, which is recognized ratably over the contractual term of the arrangement or agreement.
     Recurring revenue for the three months ended December 31, 2006 was $11.5 million, an increase of 39%, or $3.2 million from the three months ended December 31, 2005. The increase in recurring revenue resulted from (a) an increase in our maintenance and subscription installed customer base; (b) additional maintenance fees on sales of new licenses; and (c) additional subscription revenue from sales of new subscription agreements through our MSP partners.
Revenue by Geography

	Three Months Ended December 31,
	2006		2005
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
North America	$18,944	80%	$14,083	80%	$4,861	35%
International	4,745	20	3,512	20	1,233	35

Total revenue	$23,689	100%	$17,595	100%	$6,094	35%

     For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. In the three months ended December 31, 2006, growth in North America and International was driven by strong demand for our Affinium product suite. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.

Cost of Revenue

	Three Months Ended December 31,
	2006		2005
	(Dollars in thousands)
		Gross Margin on		Gross Margin on	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$567	94%	$237	97%	$330	139%
Maintenance and services	3,893	68	2,809	67	1,084	39
Subscription	149	93	71	95	78	110

Total cost of revenue	$4,609	81%	$3,117	82%	$1,492	48%

     Cost of license revenue for the three months ended December 31, 2006 was $567,000, an increase of 139% or $330,000, from the three months ended December 31, 2005. The increase in cost of license revenue was primarily due to an increase of $277,000 in amortization of developed technology from acquired companies. Royalties paid for third-party licensed technology represented 2% of total license revenue for the three months ended December 31, 2006. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to remain between 1% and 2% of total license revenue. Gross margin on license revenue was 94% in the three months ended December 31, 2006, down from 97% in the three months ended December 31, 2005. The decrease was the result of the increase in amortization of acquired developed technology. We expect gross margin on license revenue in fiscal 2007 to remain relatively unchanged from the current period.
     Cost of maintenance and services for the three months ended December 31, 2006 was $3.9 million, an increase of 39% from the three months ended December 31, 2005. The increase in cost of maintenance and services revenue was primarily due to (a) a $660,000 increase in labor related costs and (b) a $404,000 increase in outside professional services support. Gross margin on maintenance and services revenue was 68% in the three months ended December 31, 2006, relatively unchanged from the three months ended December 31, 2005. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we subcontract services arrangements. We expect gross margin on maintenance and services revenue in fiscal 2007 to remain relatively comparable to fiscal 2006.
     Cost of subscription revenue for the three months ended December 31, 2006 was $149,000, an increase of 110%, or $78,000, from the three months ended December 31, 2005. The increase in cost of subscription revenue was primarily due to an increase in labor related expenses in technical support related to higher subscription revenue.
     We expect our cost of revenue to increase at approximately the same rate as the corresponding revenue for the foreseeable future. As a result, we expect that our gross profits will increase but that our gross margins will remain relatively stable or decline slightly for the foreseeable future. Our gross margins fluctuate based on the mix of our revenues between license, maintenance and services, and subscriptions. If our mix of revenues were to change, our aggregate gross margin could differ from our expectations.

Operating Expenses

	Three Months Ended December 31,
	2006		2005
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$9,245	39%	$6,962	40%	$2,283	33%
Research and development	5,076	21	3,362	19	1,714	51
General and administrative	3,887	16	2,277	13	1,610	71
Restructuring charges	1,244	5	—	—	1,244	n/m *
Amortization of acquired intangible assets	393	2	108	1	285	264

Total operating expenses	$19,845	83%	$12,709	73%	$7,136	56%

*	Not meaningful.
     Sales and Marketing. Sales and marketing expense for the three months ended December 31, 2006 was $9.2 million, an increase of 33%, or $2.3 million from the three months ended December 31, 2005. The increase was primarily the result of increased labor related expenses of $1.9 million. We expect sales and marketing expense to continue to increase in absolute dollars, and to increase slightly as a percentage of total revenue over the remaining quarters of fiscal 2007.
     Research and Development. Research and development expense for the three months ended December 31, 2006 was $5.1 million, an increase of 51%, or $1.7 million from the three months ended December 31, 2005. The increase in research and development was primarily the result of a $1.4 million increase in labor related expenses, principally due to increased personnel related to increased investment and development in our Affinium product suite and employees from recent acquisitions. We expect research and development expense to increase in absolute dollars, but to remain relatively comparable as a percentage of total revenue for fiscal 2007.
     General and Administrative. General and administrative expense for the three months ended December 31, 2006 was $3.9 million, an increase of 71%, or $1.6 million from the three months ended December 31, 2005. The increase in general and administrative expense was primarily the result of (a) a $600,000 increase in labor-related expenses, (b) $564,000 in increased professional and consulting fees primarily related to the costs of compliance with the Sarbanes-Oxley Act and (c) $300,000 in share-based compensation expenses. We expect general and administrative expense to continue to increase in absolute dollars, but decrease as a percentage of total revenue over fiscal 2007.
     Restructuring charges. In the fourth quarter of fiscal 2006, we initiated the restructuring of certain of our operations in France to realign our resources in that region. As a result of this initiative, the Company terminated several employees resulting in a restructuring charge and accrual of $255,000 for severance and related costs in the fourth quarter of fiscal 2006 and an additional charge of approximately $1.2 million in the three months ended December 31, 2006. We do not expect any additional charge relating to the restructuring of certain of our operations in France.
     Amortization of Acquired Intangible Assets: Amortization of acquired intangible assets was $393,000 for the three months ended December 31, 2006, an increase of $285,000 over the three months ended December 31, 2005. The increase in amortization of acquired intangible assets was directly related to the two acquisitions we made in fiscal 2006.

Operating and Other Income

	Three Months Ended December 31,
	2006		2005
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Income (loss) from operations	$(765)	(3)%	$1,769	10%	$(2,534)	(143)%
Interest income, net	476	2	537	3	(61)	(11)
Other expense, net	62	—	(116)	(1)	178	(153)

Income before income taxes	$(227)	(1)%	$2,190	12%	$(2,417)	(110)%

     Income (loss) from operations was a loss of $765,000 in the three months ended December 31, 2006, compared to income of $1.8 million in the three months ended December 31, 2005. This decrease was driven primarily by (a) the $1.2 million expense related to the restructuring of certain of our operations in France, (b) $644,000 of incremental share-based compensation expense and (c) an increase of $567,000 in amortization of acquired intangible assets related to the two acquisitions we made in fiscal 2006.
     Interest income, net was $476,000 for the three months ended December 31, 2006, a $61,000 decrease from the three months ended December 31, 2005. Interest income is generated from the investment of our cash balances, less related bank fees. The decrease in interest income, net principally reflected lower cash balances available for investment, resulting from cash used for acquisitions, offset by the higher rate of return on our investments.
     Other expense, net consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and charges. The change in other expense, net was primarily driven by more favorable foreign currency exchange rates.
Provision for (Benefit from) Income Taxes

	Three Months Ended December 31,
	2006		2005
		Percentage of		Percentage of	Period-to-Period Change
		Income Before		Income Before
		Provision for		Provision for		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(87)	38.3%	$756	34.5%	$(843)	n/m *

*	Not meaningful.
     Provision for income taxes was a benefit of $87,000, or an effective tax rate of 38.3%, for the three months ended December 31, 2006, an $843,000 decrease from the three months ended December 31, 2005. The $843,000 decrease in the provision for income taxes principally reflects the $2.4 million decrease in our income before income taxes, as well as a discrete item recorded in the three months ended December 31, 2006, which lowered our tax provision.
     During the three months ended December 31, 2006, the “Tax Relief and Health Care Act of 2006” was enacted, thereby extending the research and development tax credit for qualified costs incurred after December 31, 2005. In accordance with this change in tax law, we recorded a tax benefit of $250,000 during the three months ended December 31, 2006 to recognize the benefit from qualified research and development costs incurred from January 1, 2006 through September 30, 2006. This was accounted for as a discrete item during the three months ended December 31, 2006. Our effective tax rate, before discrete items, on a quarterly or annual basis, varies from statutory rates primarily due to the mix in jurisdictional earnings and losses.
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
Liquidity and Capital Resources
     Historically, we have financed our operations and met our capital requirements primarily through funds generated from operations, sales of our capital stock and a one-time borrowing from a lending institution. As of December 31, 2006, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $19.4 million, and our short-term investments balance of $17.1 million. As of December 31, 2006, we had no outstanding debt.
     Our cash and cash equivalents at December 31, 2006 were held for working capital purposes and were invested primarily in overnight investments, money market funds and commercial paper with maturities of less than ninety days. Our short-term investments at December 31, 2006 consisted primarily of commercial paper and corporate bonds. We do not enter into investments for trading or speculative purposes. Restricted cash of $252,000 at December 31, 2006 was held in a certificate of deposit as collateral for a letter of credit related to the lease agreement for our corporate headquarters in Waltham, Massachusetts, and for our sales office in France. Short-term investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At December 31, 2006, we were in compliance with this internal policy.
     Net cash used in operating activities was $3.5 million in the three months ended December 31, 2006, compared to net cash provided by operating activities of $4.5 million in the three months ended December 31, 2005. Net income adjusted for non-cash charges (including depreciation, amortization, share-based compensation and deferred tax benefits) decreased to $1.6 million in the three months ended December 31, 2006 from $2.2 million in the three months ended December 31, 2005, a decrease of $601,000. Increases in deferred revenue and accounts payable provided additional sources of cash. These increases in operating cash flow in the three months ended December 31, 2006 were offset by increases in accounts receivable, prepaid expenses and other current assets, and a decrease in accrued expenses. The increase in accounts receivable was primarily due to (a) the impact of certain large receivables due in the quarter ended December 31, 2006, most of which were collected in January 2007, (b) higher advanced billings on maintenance and license agreements and (c) to a lesser extent, some deterioration in accounts receivable aging. We expect accounts receivable to decrease in the second fiscal quarter of fiscal 2007.
     Investing activities consumed $7.9 million and $10.0 million of cash in the three months ended December 31, 2006 and 2005, respectively. In the three months ended December 31, 2006, sales and maturities of short term investments generated $4.8 million of cash, which was offset by $12.4 million of cash used for the purchase of short-term investments and $325,000 of cash used for purchases of property and equipment. In the three months ended December 31, 2005, net purchases of short-term investments consumed $2.4 million, purchases of property and equipment, net of acquisitions, consumed $306,000, and net cash used for acquisitions consumed $7.3 million.
     Our financing activities generated cash of $222,000 and $48,000 in the three months ended December 31, 2006 and 2005, respectively. In the three months ended December 31, 2006, $522,000 of cash was generated by exercises of stock options and related tax benefits, offset by the use of $300,000 to pay withholding taxes related to restricted stock units. In the three months ended December 31, 2005, $48,000 of cash was generated by exercises of stock options.
   Requirements
     Capital Expenditures. We make capital expenditures primarily to acquire computer and other equipment, software, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $325,000 in the three months ended December 31, 2006 and $306,000 in the three months ended December 31, 2005, and related primarily to leasehold improvements and purchases of office equipment to support increased headcount. We expect capital expenditures in fiscal 2007 to continue to increase in a manner consistent with increases in recent years. We are not currently party to any purchase contracts related to future capital expenditures.
Contractual Obligations and Requirements.
     Our only significant lease obligation relates to our corporate headquarters in Waltham, Massachusetts. Upon expiration of current operating leases in 2009, we expect to renew the existing lease, or contract for new leased facilities, at prevailing rates.
     We had no material amounts of purchase obligations at December 31, 2006.

     We believe that our current cash, cash equivalents, and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of new products, financing anticipated growth and the possible acquisition of businesses, software products or technologies complementary to our business. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing arrangements. There can be no assurance that such financing can be obtained on favorable terms, if at all.
Off-Balance-Sheet Arrangements
     We do not have any special purpose entities or off-balance sheet financing arrangements.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
     Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Some of our agreements with foreign customers involve payments denominated in currencies other than the U.S. dollar, which may create foreign currency exchange risks for us. Revenue denominated in currencies other than the U.S. dollar represented 16% of total revenue in the three months ended December 31, 2006, 14% in fiscal 2005 and 18% in fiscal 2004.
     As of December 31, 2006, we had $4.2 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of December 31, 2006, the fair value of our receivables denominated in currencies other than the U.S. dollar would have fluctuated by $424,000. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense). Exchange rate fluctuations on long-term intercompany accounts, which are invested indefinitely without repayment terms, are recorded in other comprehensive income (loss) in stockholders’ equity.
Interest Rate Risk
     At December 31, 2006, we had unrestricted cash and cash equivalents totaling $19.4 million and short-term investments totaling $17.1 million. These amounts were invested primarily in money market funds, commercial paper and corporate bonds, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short-term interest rates and determined that, due to the size and duration of our investment portfolio, a 100-basis-point increase in interest rates would not have any material exposure to changes in the fair value of our portfolio at December 31, 2006. Declines in interest rates, however, would reduce future investment income.
Credit Risk
     Our exposure to credit risk consists principally of accounts receivable and purchased customer receivables. We maintain reserves for potential credit losses which, on a historical basis, have been limited due to our ongoing credit review procedures and the general creditworthiness of our customer base. One customer accounted for 12% of our accounts receivable balance at December 31, 2006. One customer accounted for 15% of our accounts receivable balance at September 30, 2006.

Item 4. Controls and Procedures
Effectiveness of Disclosure Controls and Procedures
     Unica’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     The following discussion highlights certain risks which may affect future operating results. These are the risks and uncertainties we believe are most important for our existing and potential stockholders to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. We have not made any material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2006.
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
     Our quarterly and annual revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter and year to year. This variability may lead to volatility in our stock price as equity research analysts and investors respond to these quarterly and annual fluctuations. These fluctuations are due to numerous factors, including:
•	the timing and size of our licensing transactions;

•	the mix of perpetual licenses and subscription arrangements;

•	lengthy and unpredictable sales cycles;

•	patterns of capital spending and changes in budgeting cycles by our customers;

•	the timing of development, introduction and market acceptance of new products or product enhancements by us or our competitors;

•	the timing of acquisitions of businesses and products by us or our competitors;

•	product and price competition;

•	the mix of higher-margin license revenue and lower-margin service revenue;

•	software defects or other product quality problems;

•	our ability to hire, train and retain sufficient sales, service and other personnel;

•	the geographical mix of our sales, together with fluctuations in currency exchange rates;

•	fluctuations in economic and financial market conditions;

•	resolution of litigation, claims and other contingencies;

•	expenses related to litigation, claims and other contingencies; and

•	complexity of the accounting rules that govern revenue recognition.
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
     Sales of licenses of our Affinium Campaign software has accounted for a substantial portion of our revenues. We expect to continue to derive a substantial portion of our license revenue for the foreseeable future from current and future versions of our Affinium Campaign software, and our operating results will depend significantly upon the level of demand for this software. Demand for our Affinium Campaign software may decline due to a number of factors, including increased market penetration by our competitor’s products or slower growth in the EMM market than we anticipate. If demand for our Affinium Campaign software decreases significantly, our operating results will be adversely affected and we may incur operating losses.
If we fail to protect our proprietary rights and intellectual property adequately, our business and prospects may be harmed.
     Our success depends in large part on our proprietary technology. We rely on a combination of patents, trademarks, copyrights, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our software products and services. We cannot assure you that these protections will be adequate to prevent our competitors from copying or reverse-engineering our products, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. As of December 31, 2006, we had four issued U.S. patents and sixteen pending U.S. patent applications. We may, however, be unable to obtain additional patent protection in the future. In addition, any current or future patents issued to us may not provide us with any competitive advantages, or may be challenged by third parties. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Accordingly, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Furthermore, we cannot be sure that steps we take to protect our proprietary rights will prevent misappropriation of our intellectual property.
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
     We have incorporated third-party licensed technology into our current product offerings. Royalties paid for this third-party licensed technology represented 2% of license revenue in the three months ended December 31, 2006, 2% of license revenue in fiscal 2006 and 1% of license revenue in fiscal 2005, and we expect this percentage to remain relatively constant for the foreseeable future. If these technology providers were no longer to allow us to use these technologies for any reason, we may be required to:
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
     We maintain sales offices in France, the United Kingdom, Singapore, Belgium, Germany, Spain, Australia and Korea. In addition, we have a research and development office in India. Revenue from customers located outside of North America accounted for $4.7 million, or 20% of total revenue, in the three months ended December 31, 2006, $17.4 million, or 21% of total revenue, in fiscal 2006 and $13.3 million, or 21% of total revenue, in fiscal 2005. Our international operations are subject to a number of risks and potential costs, including:
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
We intend to increase the amount of revenue that we derive from subscription arrangements, which may cause our quarterly revenue and other operating results to fail to meet expectations.
     We generate recurring revenue from agreements to license our offerings on a subscription basis through MSPs that provide outsourcing and database hosting for on-demand solutions. Our subscription arrangements typically have a license period of one year, although the license periods may range from 3 to 36 months. We intend to seek to increase the percentage of our total revenue derived under the subscription model in order to diversify our revenue stream and generally provide us with greater revenue predictability in the long term. Since revenue from a subscription arrangement is recognized ratably over the contractual term of the arrangement rather than upon product delivery, a greater shift than anticipated from perpetual license agreements towards subscription arrangements will result in our recognizing less revenue in the initial quarters of the license period. Similarly, a decline in new or renewed subscription arrangements in any one quarter will not necessarily be fully reflected in the revenue for that quarter and may negatively affect our revenue in future quarters. Differences in the mix of our perpetual license revenue and our subscription fees revenue could cause our operating results for a quarter to vary from our announced guidance or expectations of equity research analysts or investors, which could result in volatility in the price of our common stock.
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
     The software industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. From time to time, we receive claims that our software products or business infringe or misappropriate the intellectual property of third parties. For example, in fiscal year 2006 we settled a lawsuit with NetRatings, Inc. relating to the alleged patent infringement of our NetTracker software, a product we acquired as part of our acquisition of Sane Solutions, LLC, or Sane.

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
     We intend to continue to pursue acquisitions of businesses, technologies and products that will complement our existing operations. On December 20, 2005, we acquired certain assets of MarketSoft Software Corporation and on March 22, 2006, we acquired Sane, as further described in Note 6 to our condensed consolidated financial statements. We cannot assure you that these acquisitions or any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:
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
     We will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC and The Nasdaq Global Market, has imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.
     In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2006, we began system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we continue to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and have engaged outside accounting and advisory services with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to continue to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Nasdaq, SEC or other regulatory authorities, which would require additional financial and management resources.
Risks Relating to Ownership of Our Common Stock
The price of our common stock may be volatile.
     The trading market for our common stock may fluctuate substantially. These fluctuations could cause you to lose part or all of any investment in shares of our common stock. The following factors, most of which are outside of our control, could cause the market price of our common stock to decrease significantly:
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
     The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our stock could decline if one or more equity research analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.
Future sales of our common stock by existing stockholders could cause our stock price to decline.
     If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock. A decline in the price of shares of our common stock could impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.
Our directors and executive officers will continue to have substantial control over us and could limit the ability of stockholders to influence the outcome of key transactions, including changes of control.
     We anticipate that our executive officers and directors and entities affiliated with them will, in the aggregate, continue to beneficially own approximately 40% of our outstanding common stock in the near term. In particular, Yuchun Lee, our co-founder, chief executive officer, president and chairman, beneficially owned approximately 24% of our outstanding common stock as of December 31, 2006. Our executive officers, directors and affiliated entities, if acting together, would be able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the quarter ended December 31, 2006, we did not issue any unregistered shares of our common stock.
     We sold an aggregate of 4,470,000 shares of our common stock, $0.01 par value, in our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-120615) that was declared effective by the SEC on August 3, 2005. Our aggregate net proceeds totaled $38.5 million, consisting of net proceeds of $31.8 million from our sale of 3,750,000 shares in the firm commitment initial public offering and $6.7 million from our sale of 720,000 shares upon the exercise of an over-allotment option granted to the underwriters in the offering. We have used a portion of the proceeds to fund a $1.0 million redemption payment to the holders of our Series B Preferred Stock as of August 3, 2005, the $7.3 million purchase of certain assets and assumed liabilities of MarketSoft in December 2005, and the $21.8 million purchase of Sane in March 2006. With the exception of these payments, none of our net proceeds from the initial public offering have been applied. Pending such application, we have invested the remaining net proceeds in cash, cash equivalents and short-term investments, in accordance with our investment policy, in commercial paper, money-market mutual funds and municipal bonds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent of more of our equity securities, or any of our other affiliates.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description

10.1*	Severance and Release Agreement between the Company and Richard Hale dated January 8, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31. 2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32. 1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
February 9, 2007

UNICA CORPORATION
/s/ Yuchun Lee

Yuchun Lee
Chief Executive Officer, President and Chairman

/s/ Ralph A. Goldwasser

Ralph A. Goldwasser
Senior Vice President and Chief Financial Officer