Form 10-Q
period 2007-03-31
UNICA CORP
filed 2007-05-10
CIK 1138804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Outstanding at
Class	May 7, 2007

Common Stock, $0.01 par value per share	19,896,464

UNICA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I – Financial Information
Item 1. Unaudited Financial Statements
UNICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$17,405	$30,501
Restricted cash	253	247
Short-term investments	27,200	9,537
Accounts receivable, net of allowance for doubtful accounts of $181 and $141, respectively	26,227	26,252
Purchased customer receivables	1,030	1,030
Deferred tax assets, net of valuation allowance	656	655
Prepaid expenses and other current assets	3,454	1,682

Total current assets	76,225	69,904
Property and equipment, net	2,853	2,226
Purchased customer receivables, long-term	1,227	1,731
Acquired intangible assets, net	5,944	7,282
Goodwill	20,214	20,106
Deferred tax assets, long-term, net of valuation allowance	3,170	2,999
Other assets	384	399

Total assets	$110,017	$104,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,939	$2,620
Accrued expenses	12,484	13,534
Short-term deferred revenue	33,564	29,580

Total current liabilities	47,987	45,734
Long-term deferred revenue	3,648	4,306

Total liabilities	51,635	50,040
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value:
Authorized — 10,000,000 shares; no shares issued or outstanding at March 31, 2007 and September 30, 2006	—	—
Common stock, $0.01 par value:
Authorized — 90,000,000 shares; issued and outstanding — 19,875,000 and 19,600,000 shares at March 31, 2007 and September 30, 2006, respectively	199	196
Additional paid-in capital	55,076	52,094
Retained earnings	2,854	2,082
Accumulated other comprehensive income	253	235

Total stockholders’ equity	58,382	54,607

Total liabilities and stockholders’ equity	$110,017	$104,647

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenue:
License	$10,014	$7,365	$19,195	$14,793
Maintenance and services	13,821	9,937	26,120	18,565
Subscription	2,199	1,539	4,408	3,078

Total revenue	26,034	18,841	49,723	36,436
Costs of revenue: (2)
License	715	382	1,282	619
Maintenance and services(1)	5,014	3,203	8,907	6,012
Subscription	168	95	317	166

Total cost of revenue	5,897	3,680	10,506	6,797

Gross profit	20,137	15,161	39,217	29,639
Operating expenses(1)(2):
Sales and marketing	9,940	7,543	19,185	14,505
Research and development	5,345	4,022	10,421	7,384
General and administrative	3,990	2,674	7,877	4,951
In-process research and development	—	4,037	—	4,037
Restructuring charges	—	—	1,244	—
Amortization of acquired intangible assets	393	165	786	273

Total operating expenses	19,668	18,441	39,513	31,150

Income (loss) from operations	469	(3,280)	(296)	(1,511)
Other income:
Interest income, net	524	528	1,000	1,065
Other income (expense), net	5	6	67	(110)

Total other income	529	534	1,067	955

Income (loss) before income taxes	998	(2,746)	771	(556)
Provision for (benefit from) income taxes	85	(1,003)	(2)	(247)

Net income (loss)	$913	$(1,743)	$773	$(309)

Net income (loss) per common share:
Basic	$0.05	$(0.09)	$0.04	$(0.02)

Diluted	$0.04	$(0.09)	$0.04	$(0.02)

Shares used in computing net income (loss) per common share:
Basic	19,809,000	19,116,000	19,724,000	19,011,000

Diluted	20,638,000	19,116,000	20,621,000	19,011,000

(1) Amounts include share-based compensation expense as follows:
Cost of maintenance and services revenue	$109	$52	$198	$71
Sales and marketing expense	379	140	654	209
Research and development expense	259	99	467	240
General and administrative expense	454	286	941	472

Total share-based compensation expense	$1,201	$577	$2,260	$992

(2) Amounts include amortization of acquired intangible assets as follows:
Cost of license revenue	$275	$121	$552	$121
Operating expenses	393	165	786	273

Total amortization of acquired intangible assets	$668	$286	$1,338	$394

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$773	$(309)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	679	475
Amortization of acquired intangible assets	1,338	394
In-process research and development charge	—	4,037
Share-based compensation	2,260	992
Excess tax benefits from share-based compensation	(549)	—
Deferred tax benefits	(172)	(1,513)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	90	504
Prepaid expenses and other current assets	(1,550)	(575)
Other assets	537	285
Accounts payable	(695)	591
Accrued expenses	(966)	(1,238)
Deferred revenue	3,160	3,890

Net cash provided by operating activities	4,905	7,533
Cash flows from investing activities:
Purchase of property and equipment, net of acquisitions	(1,276)	(661)
Net cash paid for acquisitions	—	(28,286)
Sales and maturities of short-term investments	13,404	15,146
Purchases of short-term investments	(31,069)	(8,014)
Increase in restricted cash	—	(96)

Net cash used in investing activities	(18,941)	(21,911)
Cash flows from financing activities:
Proceeds from exercises of stock options and employee stock plan purchases	767	719
Excess tax benefits from share-based compensation	549	—
Payment of withholding taxes on restricted stock units	(465)	—

Net cash provided by financing activities	851	719
Effect of exchange rate changes on cash and cash equivalents	89	7

Net decrease in cash and cash equivalents	(13,096)	(13,652)
Cash and cash equivalents at beginning of period	30,501	43,754

Cash and cash equivalents at end of period	$17,405	$30,102

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
1. Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring items, to fairly present the results of the interim periods in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes, contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, and current reports on Form 8-K filed with the Securities and Exchange Commission. The interim period results are not necessarily indicative of the results to be expected for any subsequent interim period or for the full year.
     Subscription revenue, which previously was allocated between license and maintenance revenue, and the related costs of revenue, are separately identified in the condensed consolidated statements of operations. All prior amounts have been reclassified to conform to the current period presentation.
     The following table is a reconciliation between the current revenue presentation and the previous presentation:

	Current Presentation		Previous Presentation
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2006
Revenue:
License	$10,014	$7,365	$8,454
Maintenance and services	13,821	9,937	10,387
Subscription	2,199	1,539	—

Total revenue	$26,034	$18,841	$18,841

	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2006
Revenue:
License	$19,195	$14,793	$16,998
Maintenance and services	26,120	18,565	19,438
Subscription	4,408	3,078	—

Total revenue	$49,723	$36,436	$36,436

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
     The following table is a reconciliation between the current cost of revenue presentation and the previous presentation:

	Current Presentation		Previous Presentation
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2006
Cost of revenue
License	$715	$382	$438
Maintenance and services	5,014	3,203	3,242
Subscription	168	95	—

Total cost of revenue	$5,897	$3,680	$3,680

	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2006
Cost of revenue
License	$1,282	$619	$709
Maintenance and services	8,907	6,012	6,088
Subscription	317	166	—

Total cost of revenue	$10,506	$6,797	$6,797

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
     The Company generally sells its software products and services together in a multiple-element arrangement under both perpetual license and subscription arrangements. When the Company enters into multiple-element perpetual license arrangements, the Company allocates the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each license arrangement requires the Company to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically includes maintenance and services. Revenue is allocated to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately.
     The Company generally estimates the fair value of the maintenance portion of an arrangement based on the maintenance renewal price for that arrangement. In multiple-element arrangements for which the Company sells maintenance for less than fair value, the Company defers the contractual price of the maintenance plus the difference between such contractual price and the fair value of maintenance over the expected life of the product. The Company makes a corresponding reduction in license revenue. The fair value of the professional services portion of the arrangement is based on the rates that the Company charges for such services when sold independently from a software license. If, in the Company’s judgment, evidence of fair value cannot be established for undelivered elements in a multiple-element arrangement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the elements for which evidence of fair value could not be established are delivered.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
License Revenue
     The Company licenses its software products on a perpetual basis, as described below. Licenses to use the Company’s products in perpetuity generally are priced based on (a) either a customer’s database size (including the number of contacts or channels) or a platform fee, and (b) a specified number of users. With respect to the Affinium NetInsight product, licenses are generally priced based on the volume of traffic and complexity of a website. Because implementation services for the software products are not deemed essential to the functionality of the related software, the Company recognizes perpetual license revenue at the time of product delivery, provided all other revenue recognition criteria have been met.
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
     Services. Implementation services include the installation of the Company’s software, identification and sourcing of legacy data, configuration of rules necessary to generate marketing campaigns and other general services for the software. A range of training services, including classroom, onsite, and web-based education and training are also provided. Generally these services are priced on a time-and-materials basis and recognized as revenue when the services are performed, however in certain circumstances these services may be priced on a fixed fee basis and recognized as revenue under the proportional method. Service revenue also includes billable travel lodging and other out of pocket expenses, incurred as part of delivering services to customers.
     Generally implementation services for the Company’s software products are not deemed essential to the functionality of the software products, and therefore services revenue is recognized separately from license revenue.
     In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred , the Company classifies reimbursements received for out-of-pocket expenses incurred as services revenue and classifies the related costs as cost of revenue. The amounts of reimbursed expenses included within revenue and cost of revenue were $485 and $227 for the three months ended March 31, 2007 and 2006, respectively; and $780 and $432 for the six months ended March 31, 2007 and 2006, respectively.
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
     Cost of subscription revenue includes allocation of specific costs including labor-related costs associated with technical support and documentation personnel, third-party royalties, amortization of acquired developed technology, and related overhead.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
3. Cash and Cash Equivalents and Short-Term Investments
     The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. The Company invests the majority of its excess cash in overnight investments and money market funds of accredited financial institutions.
     The Company considers all highly liquid investments with original maturities of between 91 and 365 days at the time of purchase to be short-term investments. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s investments were classified as available-for-sale and were carried at fair market value at March 31, 2007 and September 30, 2006. Unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income.
     Short-term investments, all with contractual maturities within one year, were as follows:

	March 31, 2007			September 30, 2006
	Amortized	Unrealized	Fair Market	Amortized	Unrealized	Fair Market
	Cost	Gain (Loss)	Value	Cost	Gain (Loss)	Value
Short-term investments
Commercial paper	$18,514	$—	$18,514	$4,795	$—	$4,795
Corporate debentures and other securities	8,686	—	8,686	4,741	1	4,742

Total short-term investments	$27,200	$—	$27,200	$9,536	$1	$9,537

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
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
     The following table presents the calculation of comprehensive income (loss):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income (loss)	$913	$(1,743)	$773	$(309)
Other comprehensive income (loss):
Increase (decrease) in fair value of short-term investments, net of tax effects	—	1	—	(3)
Foreign currency translation adjustments	1	30	17	6

Other comprehensive income (loss):	1	31	17	3

Comprehensive income (loss)	$914	$(1,712)	$790	$(306)

5. Net Income (Loss) Per Common Share
     The Company calculates net income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Weighted-average shares of common stock outstanding consist of the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share gives effect to all dilutive securities, including stock options and restricted stock units using the treasury stock method. For the three months and six months ended March 31, 2007 and 2006, the Company had only one class of security, common stock, outstanding.
     The following table presents the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net income (loss)	$913	$(1,743)	$773	$(309)

Weighted-average shares of common stock outstanding	19,809,000	19,116,000	19,724,000	19,011,000
Dilutive effect of common stock equivalents	829,000	—	897,000	—

Weighted-average shares used in computing diluted net income (loss) per common share	20,638,000	19,116,000	20,621,000	19,011,000

Basic net income (loss) per common share	$0.05	$(0.09)	$0.04	$(0.02)
Diluted net income (loss) per common share	$0.04	$(0.09)	$0.04	$(0.02)
     Weighted-average common stock equivalents related to stock options and restricted stock units of 1,137,000 and 935,000 were outstanding for the three and six months ended March 31, 2007, respectively, but were not included in the calculation of diluted net income per common share as their inclusion would be anti-dilutive.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
     Weighted-average common stock equivalents related to stock options and restricted stock units of 1,740,000 and 1,669,000 were excluded from the calculation of diluted net loss per common share for the three and six months ended March 31, 2006, respectively, as their inclusion would be anti-dilutive due to the Company’s net loss for those periods.
6. Acquisitions
     For additional information on the acquisitions described below, see Unica’s Annual Report on Form 10-K for the year ended September 30, 2006, Note 3, “Acquisitions.”
Sane Solutions, LLC
     On March 22, 2006, the Company acquired Sane Solutions, LLC (Sane), a privately-held provider of web analytics software for internet marketing, located in North Kingstown, Rhode Island. The purchase price was $28,722 which consisted of cash consideration of $21,774, assumed liabilities and transaction-related costs of $5,144, and 152,000 shares of common stock valued at $1,804 for accounting purposes, or $11.87 per share. This acquisition was accounted for as a purchase transaction in accordance with SFAS 141, Business Combinations (SFAS 141). The results of Sane Solutions, LLC have been included in the Company’s financial statements from the date of acquisition.
MarketSoft Software Corporation
     On December 20, 2005, the Company acquired certain assets and assumed certain liabilities of MarketSoft Software Corporation (MarketSoft), a software company formerly located in Lexington, Massachusetts. The purchase price was $7,875, which consisted of cash consideration of $7,258 and assumed liabilities and transaction-related costs of $617. This acquisition was accounted for as a purchase transaction in accordance with SFAS 141. The results of MarketSoft have been included in the Company’s financial statements from the date of acquisition.
Acquisition-Related Restructuring Costs
     In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded restructuring liabilities as part of the purchase price for Sane Solutions, LLC and MarketSoft Software Corporation in the amount of $182 and $58, respectively. The acquisition-related restructuring liabilities included severance, relocation and related legal charges.
     Following is a roll forward of the acquisition-related restructuring accrual:

Balance at September 30, 2006	$169
Less: Cash payments	(28)
Adjustments to acquisition costs	(91)

Balance at March 31, 2007	$50

     The Company expects that the remaining balance of $50 will be paid in the second half of fiscal 2007.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Pro Forma Results
     The unaudited pro forma combined condensed results of operations of Unica, Sane Solutions, LLC and MarketSoft Software Corporation for the three and six months ended March 31, 2006 presented below give effect to the acquisitions of MarketSoft and Sane Solutions, LLC as if the acquisitions had occurred as of the beginning of each period presented. MarketSoft Software Corporation’s fiscal year end prior to the acquisition was June 30 and Sane Solutions, LLC’s fiscal year end prior to the acquisition was December 31. The unaudited pro forma combined results of operations are not necessarily indicative of future results or the results that would have actually occurred had the acquisitions been consummated as of the beginning of each period presented.

	Three Months Ended	Six Months Ended
	March 31, 2006	March 31, 2006
Pro forma revenue	$20,166	$39,548
Pro forma net income/(loss)	268	(39)
Pro forma net loss per common share:
Basic	0.01	(0.00)
Diluted	0.01	(0.00)
     The above unaudited pro forma results exclude adjustments for $4,037 in-process research and development charge and include net amortization of acquired intangible assets in the amount of $544 and $1,126 for the three and six months ended March 31, 2006, respectively. In addition, the unaudited pro forma results have been adjusted to reduce interest income earned by the Company on the cash paid for each acquisition. The Company estimated this interest income adjustment using an interest rate of 2.5%.
7. Goodwill and Acquired Intangible Assets
     Intangible assets acquired in the Company’s acquisitions include goodwill, developed technology and customer contracts and related relationships. All of the Company’s acquired intangible assets, except goodwill, are subject to amortization over their estimated useful lives. A portion of the goodwill and acquired intangible assets is recorded in the accounts of a French subsidiary of the Company and, as such, is subject to translation at the currency exchange rates in effect at the balance sheet date. The components of acquired intangible assets, excluding goodwill, are as follows:

	Weighted	March 31, 2007			September 30, 2006
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount	Value	Amortization	Amount
Acquired intangible assets:
Developed technology	1 - 4	$4,632	$(2,016)	$2,616	$4,594	$(1,426)	$3,168

Customer contracts and related relationships	3 - 5	5,566	(2,238)	3,328	5,537	(1,423)	4,114

Total		$10,198	$(4,254)	$5,944	$10,131	$(2,849)	$7,282

     The following table describes changes to goodwill:

Balance at September 30, 2006	$20,106
Adjustments to goodwill	(14)
Foreign currency translation adjustments	122

Balance at March 31, 2007	$20,214

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
     The Company recorded amortization expense for acquired intangible assets of $668 and $1.3 million for the three and six months ended March 31, 2007, respectively, and $286 and $394 for the three and six months ended March 31, 2006, respectively. Amortization of developed technology in amounts of $275 and $552 was included as a component of cost of license revenue in the consolidated statements of operations for the three and six months ended March 31, 2007, respectively, and $121 for the three and six months ended March 31, 2006.
     Intangible assets are expected to be amortized as follows:

Year ending September 30,
2007 (remainder)	$1,306
2008	2,611
2009	1,559
2010	440
2011	28

Total expected amortization	$5,944

8. Accounting for Share-Based Compensation
     On October 1, 2005, the Company adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the Company to recognize expense related to the fair value of share-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore did not restate the Company’s financial results for prior periods. Under this transition method, share-based compensation expense for the year ended September 30, 2006 and the three and six months ended March 31, 2007 includes compensation expense for all share-based compensation awards granted or modified on or after November 18, 2004 (the filing date for the initial registration statement for the Company’s initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
     The fair value of options granted prior to November 18, 2004, was calculated pursuant to SFAS 123 using the minimum value method. Under the provisions of SFAS 123(R), the value of these options will not be recorded in the statement of operations subsequent to the adoption of SFAS 123(R). Instead, the Company will continue to account for these options using Accounting Principles Board (APB) Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees , and related Interpretations. The amount of unamortized pro forma deferred compensation at October 1, 2005, related to those minimum value awards was $920.
     Prior to the adoption of SFAS 123(R), in accordance with APB 25, the Company recorded deferred share-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of March 31, 2007, the Company had $64 of deferred share-based compensation remaining to be amortized, related to these awards, which is expected to be amortized as follows: $37 during the remainder of fiscal 2007 and $27 during fiscal 2008. Upon the adoption of SFAS 123(R) on October 1, 2005, the deferred share-based compensation balance was netted against additional paid-in capital on the consolidated balance sheet.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
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
     For options accounted for under SFAS 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used and the resulting estimated fair value for grants during the applicable period are as follows:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Dividend yield	—	—	—	—
Volatility	50%	49% to 66%	49% to 50%	49% to 66%
Risk-free interest rate	4.49%	4.60%	4.49% to 4.57%	4.38% to 4.60%
Weighted-average expected option term (in years)	4.1	4.1 to 6.1	4.1	4.1 to 6.1
Weighted-average fair value per share of options granted	$5.06	$6.23	$5.05	$6.27
Weighted-average fair value per share of restricted stock awards granted	$11.48	$12.70	$11.48	$12.70
     The computation of expected volatility is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The computation of the expected option term is based on an average of the vesting term and the maximum contractual life of the Company’s stock options. During the three months ended December 31, 2006, the Company revised its expected forfeiture rate from 5% to 8% as a result of an updated analysis of historical forfeitures. The resulting adjustment was not material and is included in the unaudited condensed consolidated statements of operations. Computation of expected forfeitures is based on historical forfeiture rates of the Company’s stock options and restricted stock units. The share-based compensation charges will be adjusted in future periods to reflect the results of actual forfeitures and vesting, if different than the current estimated forfeiture rate of 8%.
     The weighted-average exercise price of the options granted under the stock option plans for the three months ended March 31, 2007 and 2006 was $11.40 and $12.86, respectively, and for the six months ended March 31, 2007 and 2006 was $11.40 and $12.77, respectively.
     Restricted stock units generally vest annually, over a period of four years, and are accounted for under SFAS 123(R). The stock compensation charge is equal to the Company’s closing stock price at grant date and is amortized on a straight line basis over the vesting period of the restricted stock unit, net of estimated forfeitures.
     The components of share-based compensation expense are as follows:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Stock options under SFAS 123(R)	$543	$364	$1,073	$731
Stock options under APB 25	19	52	$45	100
Restricted stock units	619	152	$1,106	152
Employee stock purchase plan	20	9	$36	9

Total share-based compensation	$1,201	$577	$2,260	$992

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
The Company expects to record the unamortized portion of share-based compensation expense for existing stock options and restricted stock units outstanding at March 31, 2007, over a weighted-average period of 1.98 years, as follows:

Year Ending September 30,
2007 (remainder)	$2,721
2008	4,833
2009	4,081
2010	2,358
2011	391

Total unamortized share-based compensation	$14,384

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

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
The following is a summary of the Company’s stock options outstanding and exercisable as of March 31, 2007 and the stock option activity for all stock option plans during the six months ended March 31, 2007.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value(1)
Outstanding at September 30, 2006	2,179,000	$6.69
Granted	565,000	11.40
Exercised	(170,000)	2.68
Forfeited	(34,000)	8.37

Outstanding at March 31, 2007	2,540,000	$7.99	5.96 yrs	$11,734

Exercisable at March 31, 2007	1,347,000	$5.60	5.85 yrs	$9,472

Options at March 31, 2007 vested and expected to vest in the future	2,398,000	$7.80	5.95 yrs	$11,525

(1) The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on March 30, 2007, the last trading day of the period, of $12.55 per share and the exercise price of the underlying options.
     The total intrinsic value of options exercised during the three and six months ended March 31, 2007 was $793 and $1.6 million, respectively.
     The following table summarizes information about options outstanding and exercisable at March 31, 2007:

		Weighted-
		Average
		Remaining
	Options	Contractual	Options
Range of Exercise Prices	Outstanding	Life (Years)	Exercisable
$0.662 — $1.380	198,000	2.7	198,000
1.380 — 3.360	664,000	5.5	617,000
3.360 — 7.500	163,000	7.4	109,000
7.500 — 12.990	1,515,000	6.4	423,000

0.662 — 12.990	2,540,000		1,347,000

Restricted Stock Units
     During fiscal 2006, the Company began issuing restricted stock units (RSUs) as an additional form of equity compensation to its employees and officers, pursuant to the Company’s stockholder-approved 2005 Plan. RSUs are restricted stock awards that entitle the grantee to an issuance of common stock at a nominal cost upon vesting. RSUs generally vest over a four-year period and unvested RSUs are forfeited and canceled as of the date that employment terminates. RSUs are settled in shares of the Company’s common stock upon vesting.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
     The following is a summary of the status of the Company’s restricted stock units as of March 31, 2007 and the activity during the six months ended March 31, 2007.

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested awards at September 30, 2006	601,000	$11.87
Granted	554,000	11.48
Vested	(113,000)	12.65
Forfeited	(29,000)	11.69

Non-vested awards at March 31, 2007	1,013,000	11.57

     The Company recorded $1.1 million of share-based compensation expense related to RSUs for the six-month period ended March 31, 2007. As of March 31, 2007, there was unrecognized compensation cost related to RSUs totaling $5 million, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.02 years.
     During the six months ended March 31, 2007, the Company repurchased from RSU holders 38,000 common shares, at an average price of $12.28 per share, to satisfy minimum statutory employee withholding tax liabilities resulting from restricted stock units that vested during the period. The Company canceled these repurchased shares. The Company expects to continue to repurchase shares from RSU grantees to meet withholding tax liabilities upon RSU vesting.
Employee Stock Purchase Plan
     In March 2005, the Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (ESPP) which is qualified under Section 423 of the Internal Revenue Code. The ESPP is available to all eligible employees, who, through payroll deductions, will be able to individually purchase shares of the Company’s common stock semi-annually at a price equal to 90% of the fair market value on the semi-annual purchase dates. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock for the ESPP. At March 31, 2007, 937,000 shares were reserved for future issuance under the ESPP. On August 28, 2006, 32,607 shares were issued under the ESPP at purchase price of $8.19 per share. On February 15, 2007, 30,481 shares were issued under the ESPP at purchase price of $10.23 per share.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
10. Restructuring Charges
     In the fourth quarter of fiscal 2006, the Company initiated the restructuring of certain of its operations in France to realign its resources in that region. As a result of this initiative, the Company terminated several employees resulting in a restructuring charge of $1,244 for severance and related costs for the three and six months ended March 31, 2007, respectively.
     The following is a roll forward of the restructuring accrual:

Restructuring accrual balance at September 30, 2006	$255
Restructuring and other related charges	1,244
Cash payments and foreign currency translation adjustment	(711)

Restructuring accrual balance at March 31, 2007	$788

     The Company is expecting to pay the remaining accrual balance during the second half of fiscal 2007.
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
Warranties and Indemnifications
     The Company’s software is typically warranted to perform in a manner consistent with the Company’s documentation under normal use and circumstances. The Company’s license agreements generally include a provision by which the Company agrees to defend its customers against third-party claims of intellectual property infringement under specified conditions and to indemnify them against any damages and costs awarded in connection with such claims, and in connection with claims for personal injury, death and damage to real property. To date, the Company has not incurred any material costs as a result of such warranties and indemnities and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.
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
     During the three months ended December 31, 2006, the “Tax Relief and Health Care Act of 2006” was enacted into law, thereby extending the research and development tax credit for qualified costs incurred after December 31, 2005. In accordance with this change in tax law, the Company recorded a tax benefit of $250 during the three months ended December 31, 2006 to recognize the benefit from qualified research and development costs incurred from January 1, 2006 through September 30, 2006. This was accounted for as a discrete item during the three months ended December 31, 2006. The Company’s effective tax rate, before discrete items, on a quarterly or annual basis, varies from statutory rates primarily due to tax credits and the mix in jurisdictional earnings and losses.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
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
13. Recent Accounting Pronouncements
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This becomes available when the company adopts FAS 157, which will likely be FY 2009. The Company is currently analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which defines how public companies should quantify financial statement misstatements.
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
      SAB 108 permits companies to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as adjustments to the balance sheet as of the first day of the fiscal year with an offsetting adjustment recorded to retained earnings. Use of the cumulative effect transition method is not permitted for otherwise immaterial misstatements that may be identified by a company and requires such immaterial misstatements to be recorded in current period earnings. The Company completed its analysis under the “dual approach” and had adopted SAB 108 as of October 1, 2005 and had applied its provisions using the cumulative effect transition method.
      Upon adoption of SAB 108, the Company reversed $510 of excess allowance for doubtful accounts for uncorrected errors. The excess allowance for doubtful accounts as of September 30, 2003 was approximately $410 and had accumulated over several years. The excess allowance for doubtful accounts increased by approximately $80 and $20 during the years ended September 30, 2004 and 2005, respectively. The excess allowance for doubtful accounts was the result of the Company’s business practice, which started in the fiscal year ended September 30, 1998, to record a general provision to protect against future loss exposures. These errors had not previously been material to any of those prior periods when measured using the roll-over method. The Company recorded this cumulative effect adjustment net of tax, resulting in a decrease to short-term deferred tax assets of $201. As a result, the net adjustment was recorded as an increase to retained earnings as of October 1, 2005 of $309.
14. Segment Information
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
Geographic Data
      Total assets located outside of the U.S. were 11% and 10% of total assets as of March 31, 2007 and September 30, 2006, respectively. Long-term assets located outside of the U.S. were 10% and 9% of total long-term assets at March 31, 2007 and September 30, 2006, respectively, or $3,409 and $3,202, the majority of which represent acquisition-related intangible assets located in France. Revenue for the 3 ,months ended March 31, 2007 and 2006 from customers located outside the U.S. was 26% and 31%, respectively, of total revenue. Revenue for the 6 months ended March 31, 2007 and 2006 from customers located outside the U.S. was 24% and 27%, respectively, of total revenue.
      In the following table, revenue is determined based on the locations of customers.

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues:
United States	$19,371	12,935	37,598	26,767
All other	6,663	5,906	12,125	9,669

Total	$26,034	18,841	49,723	36,436

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. When used herein, the words “believes,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. We assume no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section in this Quarterly Report entitled “Risk Factors.”
Overview
     We are a global provider of enterprise marketing management, or EMM — software designed to help businesses increase their revenues and improve the efficiency and measurability of their marketing operations. Our comprehensive set of integrated software modules is offered under the “Affinium” name. Focused exclusively on the needs of marketers Affinium® software delivers key capabilities to track and analyze online and offline customer behavior, generate demand and manage marketing process, resources and assets. Affinium streamlines the entire marketing process for relationship, brand and Internet marketing — from analysis and planning, to budgeting, production management, execution and measurement. As the most comprehensive EMM suite on the market, Affinium uniquely delivers a marketing “system of record” — a dedicated solution through which marketers capture, record and easily manage marketing activity, information and assets, rapidly design campaigns, and report on performance. EMM solution is to marketing organizations what ERP is to manufacturing organizations.
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
     Sources of Revenue
     We derive revenue from software licenses, maintenance, services and subscriptions. License revenue is derived from the sale of software licenses for our Affinium offerings under perpetual software arrangements that typically include: (a) an end-user license fee paid for the use of our products in perpetuity; (b) an annual maintenance arrangement that provides for software updates and upgrades and technical support; and (c) a services work order for implementation, training, consulting and reimbursable expenses. Subscription revenue is derived from subscription arrangements for our Affinium offerings that typically include: (a) a subscription fee for bundled software and support for a certain period and (b) a services work order for implementation, training, consulting and reimbursable expenses.
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
     Cost of Revenue
     Cost of license revenue for perpetual license agreements consists primarily of (a) salaries, bonuses, and benefits related to documentation personnel, (b) facilities and other related overhead, (c) third-party royalties for licensed technology incorporated into our current product offerings, and (d) amortization of acquired developed technology.
     Cost of maintenance and services revenue consists primarily of (a) salaries, bonuses, benefits, share-based compensation, facilities and other related overhead related to professional services and technical support personnel, and (b) cost of services provided by subcontractors for professional services, travel, lodging and other out-of-pocket expenses.
     Cost of subscription revenue includes allocation of specific costs including labor-related costs associated with technical support and documentation personnel, third-party royalties, amortization of acquired developed technology, and related overhead.
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
     Amortization of Acquired Intangible Assets. Cost of revenue includes the amortization of developed core technology acquired in our acquisitions. Operating expenses include the amortization of acquired customer contracts and related customer relationships.
     Share-Based Compensation. Cost of revenue and operating expenses have historically included share-based compensation expense to the extent the fair value of our common stock exceeds the exercise price of stock options granted to employees on the date of grant

(intrinsic value method). On October 1, 2005, the beginning of the first quarter of fiscal 2006, we adopted new accounting provisions pursuant to the requirements of SFAS 123(R), Share-Based Payment. SFAS 123(R) requires measurement of all employee share-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the Securities and Exchange Commission, or the SEC, issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123(R). We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and recognize compensation cost, net of estimated forfeitures, on a straight-line basis over the requisite service periods of the awards.
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
     For perpetual license agreements, we generally estimate the fair value of the maintenance portion of an arrangement based on the maintenance renewal price for that arrangement. In multiple-element perpetual license arrangements for which we sell maintenance for less than fair value, we defer the contractual price of the maintenance plus the difference between such contractual price and the fair value of maintenance over the expected life of the product. We make a corresponding reduction in license revenue. The fair value of the professional services portion of perpetual license arrangements is based on the rates that we charge for these services when sold independently. If, in our judgment, evidence of fair value cannot be established for the undelivered elements in a multiple-element arrangement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the elements for which evidence of fair value could not be established are delivered.
     Generally, implementation services for our software products are not deemed essential to the functionality of the software products, and therefore services revenue is recognized separately from license and subscription revenue. If we were to determine that services are essential to the functionality of software in an arrangement, the license or subscription and services revenue from the arrangement would be recognized pursuant to SOP 81-1, Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts . In such cases, we expect that we would be able to make reasonably dependable estimates relative to the extent of progress toward completion by comparing the total hours incurred to the estimated total hours for the arrangement and accordingly we would apply the percentage-of-completion method. If we were unable to make reasonably dependable estimates of progress towards completion, then we would use the completed-contract method, under which revenue is recognized only upon completion of the services. If total cost estimates exceed the anticipated revenue, then the estimated loss on the arrangement is recorded at the inception of the arrangement or at the time the loss becomes apparent.
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
     In our agreements with customers and MSPs, we provide a limited warranty that our software will perform in a manner consistent with our documentation under normal use and circumstances. In the event of a breach of this limited warranty, we must repair or replace the software or, if those remedies are insufficient, provide a refund. These agreements generally do not include any other right of return or any cancellation clause that would permit return of our software or conditions of acceptance.
     Allowance for Doubtful Accounts
     In addition to our initial credit evaluations at the inception of arrangements, we regularly assess our ability to collect outstanding customer invoices and in so doing must make estimates of the collectibility of accounts receivable. We record an allowance for doubtful accounts when we determine that the collection of an outstanding customer receivable is not probable. We specifically analyze accounts receivable and historical bad debts experience, customer creditworthiness, and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. If any of these factors change, our estimates may also change, which could affect the level of our future provision for doubtful accounts.
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
     On October 1, 2005, we adopted the provisions of SFAS 123(R), which requires us to recognize expense related to the fair value of share-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, share-based compensation expense for the year ended September 30, 2006 and the three and six months ended March 31, 2007 includes compensation expense for all share-based compensation awards granted on or after November 18, 2004 (the filing date for the initial registration statement for our initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Pursuant to SFAS 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, which requires us to make assumptions as to volatility, risk-free interest rate, estimated life of the awards, and expected forfeiture rate. The computation of expected volatility for the three and six months ended March 31, 2006 and 2007 is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The computation of expected option term is based on an average of the vesting term and the maximum contractual life of the Company’s stock options. For the three and six months ended March 31, 2006 and 2007, the Company used an expected forfeiture rate of 5% and 8%, respectively. Computation of expected forfeitures is based on historical forfeiture rates of the Company’s stock options.
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

     For options and awards accounted for under SFAS 123(R), we recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. In addition, certain tax effects of share-based compensation are reported as a financing activity rather than an operating activity in the statements of cash flows.
     We expect to record the unamortized portion of share-based compensation expense for existing stock options and restricted stock units outstanding at March 31, 2007, over a weighted-average period of 1.98 years, as follows:

Year Ending September 30,
2007 (remainder)	$2,721
2008	4,833
2009	4,081
2010	2,358
2011	391
Total unamortized share-based compensation	$14,384
     As of March 31, 2007, we had outstanding stock options of 2,540,000 and non-vested restricted stock units of 1,013,000. On October 1, 2006, an additional 980,000 shares were reserved under the 2005 Plan, in accordance with the provisions of the 2005 Plan, which also requires an annual increase of the shares reserved for issuance under the 2005 Plan equal to the lesser of (a) 5,000,000 shares of common stock, (b) 5% of the outstanding shares of common stock as of the opening of business on such date or (c) an amount determined by the Board.
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
     Software Development Costs
     We evaluate whether to capitalize or expense software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed . We sell products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and consequently the amounts that could be capitalized have not been material to our financial position or results of operations. Therefore, we have charged all such costs to research and development in the period in which they are incurred.
     Costs of software applications developed or obtained for internal use that are incurred during the applications’ development stages are capitalized in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use .
     Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At March 31, 2007, our deferred tax assets consisted primarily of foreign net operating loss carryforwards, foreign tax credit carryforwards and temporary differences. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.
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
     Contingencies
     From time to time and in the ordinary course of business, we may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. In accordance with SFAS 5, Accounting for Contingencies , we accrue the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable. In accordance with EITF Topic D-77, Accounting for Legal Costs Expected To Be Incurred In Connection With A Loss Contingency , we accrue for legal costs related to a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, we accrue the minimum amount of the range.
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

Results of Operations
Comparison of Three Months Ended March 31, 2007 and 2006
Revenue

	Three Months Ended March 31,
	2007		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$10,014	39%	$7,365	39%	$2,649	36%
Maintenance and services:
Maintenance fees	9,790	38	7,544	40	2,246	30
Services	4,031	15	2,393	13	1,638	68

Total maintenance and services	13,821	53	9,937	53	3,884	39
Subscription revenue	2,199	8	1,539	8	660	43

Total revenue	$26,034	100%	$18,841	100%	$7,193	38%

     Total revenue for the three months ended March 31, 2007 was $26.0 million, an increase of 38%, or $7.2 million from the three months ended March 31, 2006. Total revenue increased as a result of higher sales of our Affinium product suite through perpetual license and subscription agreements, additional maintenance fees on the sale of new licenses and an increase in our professional services business. Total revenue growth for the three months ended March 31, 2007 included $1.2 million from the sale of products and services related to fiscal year 2006 acquisitions that were integrated for less than one year.
     Total license revenue for the three months ended March 31, 2007 was $10.0 million, an increase of 36%, or $2.6 million from the three months ended March 31, 2006. This increase in license revenue was attributable to higher sales of our Affinium products, the sale of new licenses and maintenance fees from fiscal year 2006 acquisitions.
     Maintenance fees revenue is associated with maintenance agreements in connection with perpetual license agreements from our existing installed customer base and the sale of new perpetual licenses. Maintenance fees revenue for the three months ended March 31, 2007 was $9.8 million, an increase of 30%, or $2.2 million from the three months ended March 31, 2006. The increase reflects maintenance fees on the sale of new licenses and maintenance fees from fiscal 2006 acquisitions and high renewal rates on existing maintenance agreements.
     Services revenue for the three months ended March 31, 2007 was $4.0 million, an increase of 68%, or $1.6 million from the three months ended March 31, 2006. This increase in services revenue was primarily the result of (a) implementation services related to a strong license revenue performance in North America the past couple of quarters, (b) earlier than expected customer implementations, and (c) approximately $300,000 of recognition of revenue deferred from previous quarters.
     Subscription revenue is associated with the sale of new subscription agreements and renewal agreements from our existing subscription customer base. Total subscription revenue for the three months ended March 31, 2007 was $2.2 million, an increase of 43%, or $660,000 from the three months ended March 31, 2006. This increase in subscription revenue was primarily attributable to new subscriptions and additional subscription revenue from sales of new subscription agreements through our MSP partners.

Recurring Revenue

	Three Months Ended March 31,
	2007		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Maintenance fees	$9,790	38%	$7,544	40%	2,246	30%
Subscription revenue	2,199	8	1,539	8	660	43

Total recurring revenue	11,989	46	9,083	48	2,906	32

License	10,014	39	7,365	39	2,649	36
Services	4,031	15	2,393	13	1,638	68

Total revenue	$26,034	100%	$18,841	100%	$7,193	38%

     We generate recurring revenue from both maintenance and subscription arrangements, which are recognized ratably over the contractual term of the arrangement or agreement.
     Recurring revenue for the three months ended March 31, 2007 was $12.0 million, an increase of 32%, or $2.9 million from the three months ended March 31, 2006. The increase in recurring revenue resulted from (a) an increase in our maintenance and subscription installed customer base; (b) additional maintenance fees on sales of new licenses; and (c) additional subscription revenue from sales of new subscription agreements through our MSP partners.
Revenue by Geography

	Three Months Ended March 31,
	2007		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
North America	$19,996	77%	$14,563	77%	$5,433	37%
International	6,038	23	4,278	23	1,760	41%

Total revenue	$26,034	100%	$18,841	100%	$7,193	38%

     For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. In the three months ended March 31, 2007, growth in North America and International was driven by strong demand for our Affinium product suite. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2007		2006
	(Dollars in thousands)
				Gross
		Gross Margin on		Margin on	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$715	93%	$382	95%	$333	87%
Maintenance and services	5,014	64	3,203	68	1,811	57
Subscription	168	92	95	94	73	77

Total cost of revenue	$5,897	77%	$3,680	80%	$2,217	60%

     Cost of license revenue for the three months ended March 31, 2007 was $715,000, an increase of 87%, or $333,000 from the three months ended March 31, 2006. The increase in cost of license revenue was primarily due to (a) a $155,000 increase in amortization of developed technology relating to a full quarter of amortization of developed technology from Sane Solutions, LLC acquired during the second quarter of 2006 and (b) a $155,000 increase in royalties. Royalties paid for third-party licensed technology represented 2% of total license revenue for the three months ended March 31, 2007 and 1% of total license revenue for the three months ended March 31, 2006. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to remain between 1% and 2% of total license revenue. Gross margin on license revenue was 93% in the three months ended March 31, 2007, down from 95% in the three months ended March 31, 2006. The decrease was primarily due to increase in amortization of acquired developed technology and third-party royalties.
     Cost of maintenance and services for the three months ended March 31, 2007 was $5.0 million, an increase of 57%, or $1.8 million from the three months ended March 31, 2006. The increase in cost of maintenance and services revenue was primarily due to (a) a $1.2 million increase in labor related costs and (b) a $590,000 increase in expenses related to sub-contractors. Gross margin on maintenance and services revenue was 64% in the three months ended March 31, 2007, down from 68% in the three months ended March 31, 2006 due to higher labor and sub-contractor costs. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues between services and maintenance and the degree to which we subcontract services arrangements.
     Cost of subscription revenue for the three months ended March 31, 2007 was $168,000, an increase of 77%, or $73,000, from the three months ended March 31, 2006. This increase in cost of subscription revenue lowered gross margin on subscription revenue by 2%, from 94% in the three months ended March 31, 2006 to 92% in the three months ended March 31, 2007. The increase in cost of subscription revenue was primarily due to an increase in labor-related expenses, third-party royalties related to higher subscription revenue, and amortization of acquired developed technology.

Operating Expenses

	Three Months Ended March 31,
	2007		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$9,940	38%	$7,543	40%	$2,397	32%
Research and development	5,345	21	4,022	21	1,323	33
General and administrative	3,990	15	2,674	14	1,316	49
In-process research and development	—	—	4,037	21	(4,037)	(100)
Amortization of acquired intangible assets	393	2	165	1	228	138

Total operating expenses	$19,668	76%	$18,441	97%	$1,227	7%

     Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2007 was $9.9 million, an increase of 32% or $2.4 million from the three months ended March 31, 2006. The increase was primarily a result of (a) a $1.7 million increase in labor-related expenses including commissions (b) a $300,000 increase in marketing programs and (c) a $239,000 increase in share-based compensation expenses.
     Research and Development. Research and development expense for the three months ended March 31, 2007 was $5.3 million, an increase of 33%, or $1.3 million from the three months ended March 31, 2006. The increase in research and development was primarily a result of (a) a $1.1 million increase in labor-related expenses and (b) a $160,000 increase in share-based compensation expense, principally due to increased personnel related to increased investment and development of our Affinium product suite.
     General and Administrative. General and administrative expense for the three months ended March 31, 2007 was $4.0 million, an increase of 49%, or $1.3 million from the three months ended March 31, 2006. The increase in general and administrative expense was primarily a result of (a) a $672,000 increase in labor-related expenses, (b) a $309,000 increase in professional and consulting fees primarily related to the costs of compliance with the Sarbanes-Oxley Act and (c) a $168,000 increase in share-based compensation expenses.
     In-Process Research and Development. Operating expenses for the three months ended March 31, 2006 includes a $4.0 million charge for in-process research and development related to the acquisition of the Sane Solutions, LLC business on March 22, 2006, for which technological feasibility had not been established and for which alternative future uses did not exist. We completed development in June, 2006, incurring approximately $450,000 of product development costs, as expected when determining the fair value of the project at acquisition using the income approach. We believe that the estimated in-process research and development amount represents the fair value at the date of acquisition and does not exceed the amount a third party would pay for the project.
     Amortization of Acquired Intangible Assets: Amortization of acquired intangible assets was $393,000 for the three months ended March 31, 2007, an increase of $138% or $228,000, from the three months ended March 31, 2006. The increase in amortization of acquired intangible assets was directly related to our acquisition of Sane Solutions, LLC in fiscal 2006.

Operating and Other Income

	Three Months Ended March 31,
	2007		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Income (loss) from operations	$469	2%	$(3,280)	(17)%	$3,749	114%
Interest income, net	524	2	528	3	(4)	(1)
Other expense, net	5	—	6	—	(1)	(17)

Income (loss) before income taxes	$998	4%	$(2,746)	(15)%	$3,744	136%

     Income (loss) from operations resulted in income of $469,000 in the three months ended March 31, 2007, compared to a loss of $3.3 million in the three months ended March 31, 2006. This increase was driven primarily by (a) a $ $4.0 million acquisition-related in-process research and development charge recorded in the three months ended March 31, 2006, offset by (b) a $624,000 increase in share-based compensation expense and (c) an increase of $228,000 in amortization of acquired intangible assets related to the Sane Solutions, LLC acquisition we made in fiscal 2006.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2007		2006
	(Dollars in thousands)
		Percentage of		Percentage of
		Income Before		Income Before	Period-to-Period Change
		Provision for		Provision for		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
Provision for (benefit from) income taxes	$85	8.5%	$(1,003)	36.5%	$1,088	*

*	Not meaningful.
     Provision for income taxes was an expense of $85,000 or an effective tax rate of 8.5%, for the three months ended March 31, 2007, a $1.1 million increase in provision for income taxes from the three months ended March 31, 2006. The $1.1 million increase in the provision for income taxes reflects the $3.8 million increase in our income before income taxes. Our effective tax rate for the three months ended March 31, 2007 of 8.5% varies from the statutory rates primarily due to tax credits and the mix in jurisdictional earnings and losses.
     During the three months ended December 31, 2006, the “Tax Relief and Health Care Act of 2006” was enacted, thereby extending the research and development tax credit for qualified costs incurred after December 31, 2005. In accordance with this change in tax law, we recorded a tax benefit of $250,000 during the three months ended December 31, 2006 to recognize the benefit from qualified research and development costs incurred from January 1, 2006 through September 30, 2006. This was accounted for as a discrete item during the three months ended December 31, 2006. Our effective tax rate, before discrete items, on a quarterly or annual basis, varies from statutory rates primarily due to tax credits and the mix in jurisdictional earnings and losses.
     At September 30, 2006, we had available foreign net operating loss carryforwards of $712,000 that do not expire, against which we have a full valuation allowance, and foreign tax credit carryforwards of $163,000 that expire through 2015. We have no U.S. net operating loss carryforwards. The extent to which we can benefit from our deferred tax assets in future years will depend on the amount of taxable income we generate. Our effective tax rate may fluctuate on a quarterly basis due to the volatility caused by the tax impact related to accounting for share-based compensation pursuant to the provisions of SFAS 123(R), changes in tax laws, change in the mix of jurisdictional earnings, or discrete items.

Comparison of Six Months Ended March 31, 2007 and 2006
Revenue

	Six Months Ended March 31,
	2007		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$19,195	39%	$14,793	41%	$4,402	30%
Maintenance and services:
Maintenance fees	19,084	38	14,308	39	4,776	33
Services	7,036	14	4,257	12	2,779	65

Total maintenance and services	26,120	53	18,565	51	7,555	41
Subscription revenue	4,408	9	3,078	8	1,330	43

Total revenue	$49,723	100%	$36,436	100%	$13,287	36%

     Total revenue for the six months ended March 31, 2007 was $49.7 million, an increase of 36% or $13.3 million from the six months ended March 31, 2006. Total revenue increased as a result of higher sales of our Affinium product suite through perpetual license and subscription agreements, additional maintenance fees on the sale of new licenses, an increase in our professional services business and included $2.2 million from the sale of products and services from our fiscal 2006 acquisitions. Total revenue growth for the six months ended March 31, 2007 included $3.4 million from the sale of products and services related to fiscal year 2006 acquisitions that were integrated for less than one year.
     Total license revenue for the six months ended March 31, 2007 was $19.2 million, an increase of 30% or $4.4 million from the six months ended March 31, 2006. This increase in license revenue was attributable to higher sales of our Affinium products and licenses revenue from the sale of products and license revenue from the products obtained in fiscal 2006 acquisitions.
     Maintenance fees revenue for the six months ended March 31, 2007 was $19.1 million, an increase of 33%, or $4.8 million from the six months ended March 31, 2006. The increase reflects additional maintenance fees on the sale of new licenses, maintenance fees from fiscal 2006 acquisitions and high renewal rates on existing maintenance agreements.
     Services revenue for the six months ended March 31, 2007 was $7.0 million, an increase of 65%, or $2.8 million from the six months ended March 31, 2006. This increase in services revenue was primarily the result of a $2.6 million increase in consulting revenue in North America.
     Total subscription revenue for the six months ended March 31, 2007 was $4.4 million, an increase of 43%, or $1.3 million from the six months ended March 31, 2006. This increase in subscription revenue was primarily attributable to new subscriptions and included approximately $200,000 of subscription revenue that had been deferred in previous quarters and was recognized as revenue in the first quarter of fiscal 2007 upon the completion of certain services milestones.

Recurring Revenue

	Six Months Ended March 31,
	2007		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Maintenance fees	$19,084	38%	$14,308	39%	4,776	33%
Subscription revenue	4,408	9	3,078	8	1,330	43

Total recurring revenue	23,492	47	17,386	47	6,106	35

License	19,195	39	14,793	41	4,402	30
Services	7,036	14	4,257	12	2,779	65

Total revenue	$49,723	100%	$36,436	100%	$13,287	36%

     We generate recurring revenue from both maintenance and subscription arrangements, which are recognized ratably over the contractual term of the arrangement or agreement.
     Recurring revenue for the six months ended March 31, 2007 was $23.5 million, an increase of 35%, or $6.1 million from the six months ended March 31, 2006. The increase in recurring revenue resulted from (a) an increase in our maintenance and subscription installed customer base; (b) additional maintenance fees on sales of new licenses; and (c) additional subscription revenue from sales of new subscription agreements through our MSP partners.
Revenue by Geography

	Six Months Ended March 31,
	2007		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
North America	$38,940	78%	$28,646	79%	$10,294	36%
International	10,783	22	7,790	21	2,993	38

Total revenue	$49,723	100%	$36,436	100%	$13,287	36%

     For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. In the six months ended March 31, 2007, growth in North America and International was driven by strong demand for our Affinium product suite. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.

Cost of Revenue

	Six Months Ended March 31,
	2007		2006
	(Dollars in thousands)
		Gross		Gross
		Margin on		Margin on	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$1,282	93%	$619	96%	$663	107%
Maintenance and services	8,907	66	6,012	68	2,895	48
Subscription	317	93	166	95	151	91

Total cost of revenue	$10,506	79%	$6,797	81%	$3,709	55%

     Cost of license revenue for the six months ended March 31, 2007 was $1.3 million, an increase of 107% or $663,000, from the six months ended March 31, 2006. The increase in cost of license revenue was primarily due to (a) a $431,000 increase in amortization of developed technology relating to a full quarter of amortization of developed technology from Sane Solutions, LLC acquired during the second quarter of 2006 and two full periods of amortization of developed technology from acquired companies and (b) a $187,000 increase in third-party royalties. Royalties paid for third-party licensed technology represented 2% of total license revenue for the six months ended March 31, 2007 and 1% of total license revenue for the six months ended March 31, 2006. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to remain between 1% and 2% of total license revenue. Gross margin on license revenue was 93% in the six months ended March 31, 2007, down from 96% in the six months ended March 31, 2006. The decrease was a result of the increases in amortization of acquired developed technology and third-party royalties. We expect gross margin on license revenue in fiscal 2007 to remain relatively unchanged from the current period.
     Cost of maintenance and services for the six months ended March 31, 2007 was $8.9 million, an increase of 48% or $2.9 million from the six months ended March 31, 2006. The increase in cost of maintenance and services revenue was primarily due to (a) a $1.8 million in increase in labor related costs and (b) a $995,000 increase in expenses related to sub-contractors. Gross margin on maintenance and services revenue was 66% in the six months ended March 31, 2007, a decline of 2% from the six months ended March 31, 2006 due to an increase in subcontractor expenses of $995,000. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we subcontract services arrangements. We expect gross margin on maintenance and services revenue in fiscal 2007 to remain relatively unchanged from the current period.
     Cost of subscription revenue for the six months ended March 31, 2007 was $317,000, an increase of 91%, or $151,000 from the six months ended March 31, 2006. The increase in cost of subscription revenue was primarily due to an increase in royalties related to higher subscription revenue and an increase in amortization of acquired developed technology.
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

Operating Expenses

	Six Months Ended March 31,
	2007		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$19,185	39%	$14,505	40%	$4,680	32%
Research and development	10,421	21	7,384	20	3,037	41
General and administrative	7,877	16	4,951	14	2,926	59
In-process research and development	—	—	4,037	11	(4,037)	(100)
Restructuring charges	1,244	3	—	—	1,244	*
Amortization of acquired intangible assets	786	2	273	1	513	188

Total operating expenses	$39,513	81%	$31,150	86%	$8,363	27%

*	Not meaningful.
     Sales and Marketing. Sales and marketing expense for the six months ended March 31, 2007 was $19.2 million, an increase of 32%, or $4.7 million from the six months ended March 31, 2006. The increase was primarily a result of (a) a $3.5 million increase in labor related expenses and commissions, (b) a $445,000 increase in share-based compensation expenses, (c) a $429,000 increase in marketing expenses and (d) a $151,000 increase in rent and utilities, largely related to our new Rode Island office that did not exist in 2006. We expect sales and marketing expense to continue to increase in absolute dollars, and to increase slightly as a percentage of total revenue during the remainder of fiscal 2007.
     Research and Development. Research and development expense for the six months ended March 31, 2007 was $10.4 million, an increase of 41%, or $3.0 million from the six months ended March 31, 2006. The increase in research and development was primarily a result of (a) a $2.4 million increase in labor related expenses and (b) a $227,000 increase in share-based compensation expenses. This increase is principally due to increased personnel related to increased investment and development in our Affinium product suite. We expect research and development expense to increase in absolute dollars, but to remain relatively comparable as a percentage of total revenue during the remainder of fiscal 2007.
     General and Administrative. General and administrative expense for the six months ended March 31, 2007 was $7.9 million, an increase of 59%, or $3.0 million from the six months ended March 31, 2006. The increase in general and administrative expense was primarily a result of (a) a $1.3 million increase in labor-related expenses, (b) $873,000 in increased professional and consulting fees primarily related to the costs of compliance with the Sarbanes-Oxley Act and (c) $469,000 in share-based compensation expenses. We expect general and administrative expense to continue to increase slightly in absolute dollars, but will decrease slightly as a percentage of total revenue during the remainder of fiscal 2007.
     In-Process Research and Development. Operating expenses for the six months ended March 31, 2006 includes a $4.0 million charge for in-process research and development, related to the acquisition of the Sane Solutions, LLC by us on March 22, 2006, for which technological feasibility had not been established and for which alternative future uses did not exist. We completed development in June, 2006, incurring approximately $450,000 of product development costs, as expected when determining the fair value of the project at acquisition using the income approach. We believe that the estimated in-process research and development amount represents the fair value at the date of acquisition and does not exceed the amount a third party would pay for the project.
     Restructuring charges. In the fourth quarter of fiscal 2006, we initiated the restructuring of certain of our operations in France to realign our resources in that region. As a result of this initiative, the Company terminated several employees resulting in a restructuring charge and accrual of $255,000 for severance and related costs in the fourth quarter of fiscal 2006 and an additional charge of approximately $1.2 million, in the six months ended March 31, 2007. We do not expect any additional charge relating to the restructuring of certain of our operations in France.
     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $786,000 for the six months ended March 31, 2007, an increase of 188%, or $513,000 over the six months ended March 31, 2006. The increase in amortization of acquired intangible assets was directly related to the two acquisitions we made in fiscal 2006.

Operating and Other Income

	Six Months Ended March 31,
	2007		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Income (loss) from operations	$(296)	(1)%	$(1,511)	(4)%	$1,215	80%
Interest income, net	1,000	2	1,065	3	(65)	(6)
Other expense, net	67	—	(110)	—	177	161

Income (loss) before income taxes	$771	2%	$(556)	(2)%	$1,327	239%

     Loss from operations was $296,000 for the six months ended March 31, 2007, compared to a loss of $1.5 million in the six months ended March 31, 2006. This decrease was driven primarily by (a) a $4.0 million acquisition-related in-process research and development charge recorded in the six months ended March 31, 2006, offset by (b) $1.3 million of incremental share-based compensation expense, (c) the $1.2 million expense related to the restructuring of our operations in France and (d) an increase of $944,000 in amortization of acquired intangible assets related to the two acquisitions we made in fiscal 2006.
     Other expense, net consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and charges. The change in other expense, net was primarily driven by more favorable foreign currency exchange rates.
Benefit from Income Taxes

	Six Months Ended March 31,
	2007		2006
	(Dollars in thousands)
		Percentage of		Percentage of
		Income Before		Income Before	Period-to-Period Change
		Provision for		Provision for		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
Benefit from income taxes	$(2)	0.3%	$(247)	44.4%	$245	n/m *

*	Not meaningful.
     Provision for income taxes was a benefit of $2,000 or an effective tax rate of 0.3%, for the six months ended March 31, 2007, a $245,000 decrease in income tax benefit from the six months ended March 31, 2006. The $245,000 decrease in income tax benefit reflects the $1.3 million increase in our income before income taxes, offset by a discrete item in the amount of $250,000 recorded in the three months ended December 31, 2006. Our effective tax rate for the six months ended March 31, 2007 of 0.3% varies from the statutory rates primarily due to the $250,000 discrete item, tax credits, and the mix in jurisdictional earnings and losses.
     During the three months ended December 31, 2006, the “Tax Relief and Health Care Act of 2006” was enacted, thereby extending the research and development tax credit for qualified costs incurred after December 31, 2005. In accordance with this change in tax law, we recorded a tax benefit of $250,000 during the three months ended December 31, 2006 to recognize the benefit from qualified research and development costs incurred from January 1, 2006 through September 30, 2006. This was accounted for as a discrete item during the three months ended December 31, 2006. Our effective tax rate, before discrete items, on a quarterly or annual basis, varies from statutory rates primarily due to tax credits and the mix in jurisdictional earnings and losses.
     At September 30, 2006, we had available foreign net operating loss carryforwards of $712,000 that do not expire, against which we have a full valuation allowance, and foreign tax credit carryforwards of $163,000 that expire through 2015. We have no U.S. net operating loss carryforwards. The extent to which we can benefit from our deferred tax assets in future years will depend on the amount of taxable income we generate. Our effective tax rate may fluctuate on a quarterly basis due to the volatility caused by the tax impact related to accounting for share-based compensation pursuant to the provisions of SFAS 123(R), changes in tax laws, change in the mix of jurisdictional earnings, or discrete items.
Liquidity and Capital Resources
     Historically, we have financed our operations and met our capital requirements primarily through funds generated from operations, sales of our capital stock and a one-time borrowing from a lending institution. As of March 31, 2007, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $17.4 million and our short-term investments balance of $27.2 million. As of March 31, 2007, we had no outstanding debt.
     Our cash and cash equivalents at March 31, 2007 were held for working capital purposes and were invested primarily in overnight investments, money market funds and commercial paper with maturities of less than ninety days. Our short-term investments at March 31, 2007 consisted primarily of commercial paper and corporate bonds. We do not enter into investments for trading or speculative purposes. Restricted cash of $253,000 at March 31, 2007 was held in a certificate of deposit as collateral for a letter of credit related to the lease agreement for our corporate headquarters in Waltham, Massachusetts and for our sales office in France. Short-term investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At March 31, 2007, we were in compliance with this internal policy.
     Net cash provided by operating activities was $4.9 million and $7.5 million in the six months ended March 31, 2007 and 2006, respectively. Net income adjusted for non-cash charges (including depreciation, amortization, in-process research and development, share-based compensation and deferred tax benefits) increased to $4.3 million in the six months ended March 31, 2007 from $4.1 million in the six months ended March 31, 2006. An increase in deferred revenue of $3.2 million provided an additional source of cash. These increases in operating cash flow in the six months ended March 31, 2007 were partially offset by an increase in prepaid expenses and other current assets and decreases in accounts payable and accrued expenses.
     Investing activities consumed $18.9 million and $21.9 million of cash in the six months ended March 31, 2007 and 2006, respectively. In the six months ended March 31, 2007, sales and maturities of short term investments generated $13.4 million of cash, which was offset by $31.1 million of cash used for the purchase of short-term investments and $1.3 million of cash used for purchases of property and equipment. In the six months ended March 31, 2006, net purchases of short-term investments provided $7.1 million, purchases of property and equipment, net of acquisitions, consumed $661,000, and net cash used for acquisitions consumed $28.3 million.
     Our financing activities generated cash of $851,000 and $719,000 in the six months ended March 31, 2007 and 2006, respectively. In the six months ended March 31, 2007, $1.3 million of cash was generated by exercises of stock options, employee stock purchases and share-based compensation tax benefits, offset by the use of $465,000 to pay withholding taxes related to restricted stock units. In the six months ended March 31, 2006, $719,000 of cash was generated by exercises of stock options.
Requirements
     Capital Expenditures. We make capital expenditures primarily to acquire computer and other equipment, software, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $1.3 million in the six months ended March 31, 2007 and $661,000 in the six months ended March 31, 2006, and related primarily to leasehold improvements and purchases of office equipment to support increased headcount. We expect capital expenditures in the second half of fiscal 2007 to continue to increase in a manner consistent with increases in recent years. We are not currently party to any purchase contracts related to future capital expenditures.
     Contractual Obligations and Requirements. Our only significant lease obligation relates to our corporate headquarters in Waltham, Massachusetts. Upon expiration of current operating leases in 2009. We expect to renew the existing leases, or contract for new leased facilities, at significantly higher rates in 2009.
     We had no material purchase obligations at March 31, 2007.
     We believe that our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of new products, financing anticipated growth and the possible acquisition of businesses, software products or technologies complementary to our business. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing arrangements. There can be no assurance that such financing can be obtained on favorable terms, if at all.
Off-Balance-Sheet Arrangements
     We do not have any special purpose entities or off-balance sheet financing arrangements.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This becomes available when the company adopts FAS 157, which will likely be FY 2009. The Company is currently analyzing the expected impact from adopting this statement on its financial statements, but currently do not believe its adoption will have a significant impact on our financial position or results of operations of the Company.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108.
     We adopted SAB 108 as of October 1, 2005 and had applied its provisions using the cumulative effect transition method which required us to reverse $510,000 of excess allowance for doubtful accounts for uncorrected errors. The excess allowance for doubtful accounts as of September 30, 2003 was approximately $410,000 and had accumulated over several years. The excess allowance for doubtful accounts increased by approximately $80,000 and $20,000 during the years ended September 30, 2004 and 2005, respectively. The excess allowance for doubtful accounts was the result of our business practice, which started in the fiscal year ended September 30, 1998, to record a general provision to protect against future loss exposure. These errors had not previously been material to any of those prior periods when measured using the roll-over method. We recorded this cumulative effect adjustment net of tax, resulting in a decrease to short-term deferred tax assets of $201,000. As a result, the net adjustment was recorded as an increase to retained earnings as of October 1, 2005 of $309,000.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
     Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Some of our agreements with foreign customers involve payments denominated in currencies other than the U.S. dollar, which may create foreign currency exchange risks for us. Revenue denominated in currencies other than the U.S. dollar represented 18% of total revenue in the six months ended March 31, 2007, 16% in fiscal 2006 and 14% in fiscal 2005.
     As of March 31, 2007, we had $7 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of March 31, 2007, the fair value of our receivables denominated in currencies other than the U.S. dollar would have fluctuated by $674,000. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense). Exchange rate fluctuations on long-term intercompany accounts, which are invested indefinitely without repayment terms, are recorded in other comprehensive income (loss) in stockholders’ equity.
Interest Rate Risk
     At March 31, 2007, we had unrestricted cash and cash equivalents totaling $17.4 million and short-term investments totaling $27.2 million. These amounts were invested primarily in money market funds, commercial paper and corporate bonds, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short-term interest rates and determined that, due to the size and duration of our investment portfolio, a 100-basis-point increase in interest rates would not create any material exposure to changes in the fair value of our portfolio at March 31, 2007. Declines in interest rates, however, would reduce future investment income.
Credit Risk
     Our exposure to credit risk consists principally of accounts receivable and purchased customer receivables. We maintain reserves for potential credit losses which, on a historical basis, have been limited due to our ongoing credit review procedures and the general creditworthiness of our customer base. No single customer accounted for more than 10% of our accounts receivable balance at March 31, 2007.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed by the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures were not effective as of March 31, 2007, for the reason cited below.
     The Chief Executive Officer and Chief Financial Officer determined that in the second quarter of fiscal 2007, the Company did not have adequate internal controls over financial reporting to provide reasonable assurance that non-standard contract provisions related to the sale of software were sufficiently evaluated and recorded for revenue recognition purposes. In light of the Company’s continued growth, the complexity of its business arrangements and the complexity of accounting standards governing revenue recognition, management believes that the Company’s controls relating to the evaluation of and accounting for non-standard terms in its software license arrangements need to be improved, as discussed below. Management concluded that this control deficiency that existed at March 31, 2007, represented a material weakness. As a result, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the internal controls over financial reporting were not effective as of March 31, 2007, as they related to the accounting for non-standard software license arrangements.
Changes in Internal Control Over Financial Reporting
     Other than the item noted below, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The Company’s current process of reviewing non-standard terms in sales contracts includes (a) the initial identification of non-standard terms by the Company’s legal department, (b) selective accounting research, documentation, and conclusions performed by the Company’s finance department, and (c) final approval of the non-standard contractual terms and related accounting conclusions by the Company’s Chief Financial Officer. Given the increased complexity of the business, regulatory and accounting environment, and given the control deficiency noted above during the quarter ended March 31, 2007, the Company plans to implement the following control improvements related to the evaluation and accounting for non-standard contracts during its current fiscal year. : the Company will perform expanded accounting research, evaluation and related documentation for all significant non-standard terms incorporated into its software license arrangements.
Limitations on the Effectiveness of Controls
     As illustrated above, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

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
     Our success depends in large part on our proprietary technology. We rely on a combination of patents, trademarks, copyrights, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our software products and services. We cannot assure you that these protections will be adequate to prevent our competitors from copying or reverse-engineering our products, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. As of March 31, 2007, we had four issued U.S. patents and sixteen pending U.S. patent applications. We may, however, be unable to obtain additional patent protection in the future. In addition, any current or future patents issued to us may not provide us with any competitive advantages, or may be challenged by third parties. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Accordingly, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Furthermore, we cannot be sure that steps we take to protect our proprietary rights will prevent misappropriation of our intellectual property.
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
     We have incorporated third-party licensed technology into our current product offerings. Royalties paid for this third-party licensed technology ranges from 1% to 2% of license revenue, and we expect this percentage to remain relatively constant for the foreseeable future. If these technology providers were no longer to allow us to use these technologies for any reason, we may be required to:
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
     We maintain sales offices in France, the United Kingdom, Singapore, Belgium, Germany, Spain, Australia and Korea. In addition, we have a research and development office in India. Revenue from customers located outside of North America accounted for $10,783 million, or 22% of total revenue, in the six months ended March 31, 2007, $17.4 million, or 21% of total revenue, in fiscal 2006 and $13.3 million, or 21% of total revenue, in fiscal 2005. Our international operations are subject to a number of risks and potential costs, including:
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
Our business continues to grow rapidly in size and complexity which may affect our ability to effectively comply with new and existing regulations affecting our business.
     We anticipate that the Company will continue to grow in size and complexity. We recognize that the regulatory environment affecting our business, particularly regulations relating to accounting standards and principles and regulations relating to Sarbanes-Oxley compliance related to our internal controls, continues to become more complex and burdensome. We may not be able to scale our business infrastructure in a way that will allow the Company to comply with such regulations or comply with such regulations in a timely manner and in particular, there is a risk that the Company will not be able to effectively remedy material internal control weaknesses or may have new material control weaknesses in the future. Material control weaknesses or the Company’s inability to be compliant with regulations may have a direct negative effect on the Company’s long and short term stock performance and may require the Company to devote significant resources in response to compliance or remedial measures.
Our inability to sustain our historical maintenance renewal rates and pricing would adversely affect our operating results.
     We generate maintenance fees revenue from sales of maintenance associated with licensed software. We generally sell maintenance on an annual basis. Customers have continued to renew maintenance arrangements at a renewal rate of approximately 90%. We cannot assure you that we will succeed in sustaining this rate of maintenance renewals. Moreover, we are facing competitive and other pressures to reduce the pricing of our maintenance arrangements. If we fail to sustain our historical level of maintenance renewals or our historical pricing, our maintenance fees revenue and total revenue would decrease and our operating results would be adversely affected.
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
     We generate recurring revenue from agreements to license our offerings on a subscription basis either directly or through MSPs that provide outsourcing and database hosting for on-demand solutions. Our subscription arrangements typically have a license period of one year, although the license periods may range from 3 to 36 months. We intend to seek to increase the percentage of our total revenue derived under the subscription model in order to diversify our revenue stream and generally provide us with greater revenue predictability in the long term. Since revenue from a subscription arrangement is recognized ratably over the contractual term of the arrangement rather than upon product delivery, a greater shift than anticipated from perpetual license agreements towards subscription arrangements will result in our recognizing less revenue in the initial quarters of the license period. Similarly, a decline in new or renewed subscription arrangements in any one quarter will not necessarily be fully reflected in the revenue for that quarter and may negatively affect our revenue in future quarters. Differences in the mix of our perpetual license revenue and our subscription fees revenue could cause our operating results for a quarter to vary from our announced guidance or expectations of equity research analysts or investors, which could result in volatility in the price of our common stock.
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
     We intend to continue to pursue acquisitions of businesses, technologies and products that will complement our existing operations. On December 20, 2005, we acquired certain assets of MarketSoft Software Corporation and on March 22, 2006, we acquired Sane Solutions, LLC Solutions, LLC, as further described in Note 6 to our condensed consolidated financial statements. We cannot assure you that these acquisitions or any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:
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
     We anticipate that our executive officers and directors and entities affiliated with them will, in the aggregate, continue to beneficially own approximately 45 % of our outstanding common stock in the near term. In particular, Yuchun Lee, our co-founder, chief executive officer, president and chairman, beneficially owned approximately 23 % of our outstanding common stock as of March 31, 2007. Our executive officers, directors and affiliated entities, if acting together, would be able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the quarter ended March 31, 2007, we did not issue any unregistered shares of our common stock.
     On August 3, 2005, we sold an aggregate of 4,470,000 shares of our common stock, $0.01 par value, in our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-120615) that was declared effective by the SEC. Our aggregate net proceeds totaled $38.5 million, consisting of net proceeds of $31.8 million from our sale of 3,750,000 shares in the firm commitment initial public offering and $6.7 million from our sale of 720,000 shares upon the exercise of an over-allotment option granted to the underwriters in the offering. We have used a portion of the proceeds to fund a $1.0 million redemption payment to the holders of our Series B Preferred Stock as of August 3, 2005, the $7.3 million purchase of certain assets and assumed liabilities of MarketSoft in December 2005, and the $21.8 million purchase of Sane Solutions, LLC in March 2006. With the exception of these payments, none of our net proceeds from the initial public offering have been applied. Pending such application, we have invested the remaining net proceeds in cash, cash equivalents and short-term investments, in accordance with our investment policy, in commercial paper, money-market mutual funds and municipal bonds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent of more of our equity securities, or any of our other affiliates.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      We held our 2007 Annual Meeting of Stockholders on March 6, 2007. Our shareholders approved each of the following proposals by the votes specified below.
      Proposal No. 1 — The election of three nominees as Class II directors to the Board of Directors for a term of three years.

Nominee	For	Withheld
Carla Hendra	18,391,948	1,361
James A. Perakis	18,393,089	220
Bradford D. Woloson	18,392,989	320
      Proposal No. 2 — The ratification of the selection of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending September 30, 2007.

For	Against	Abstain
18,265,242	120,553	7,513
Item 6. Exhibits

Exhibit
Number	Description

10.1*	Severance and Release Agreement between the Company and Richard Hale dated January 8, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31. 2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32. 1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
May 10, 2007

UNICA CORPORATION
/s/ Yuchun Lee Yuchun Lee
Chief Executive Officer, President and Chairman

/s/ Ralph A. Goldwasser Ralph A. Goldwasser
Senior Vice President and Chief Financial Officer

/s/ Kevin R. Thimble Kevin R. Thimble
Vice President and Corporate Controller

Exhibit Index

Exhibit
Number	Description

10.1*	Severance and Release Agreement between the Company and Richard Hale dated January 8, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31. 2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32. 1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement