Form 10-Q
period 2007-06-30
UNICA CORP
filed 2007-08-09
CIK 1138804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     Indicate the number of shares of the issuer’s classes of common stock outstanding as of the latest practical date.

Outstanding at
Class	August 3, 2007

Common Stock, $0.01par value per share	20,017,223

UNICA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$26,197	$30,501
Short-term investments	25,358	9,537
Accounts receivable, net of allowance for doubtful accounts of $163 and $141, respectively	18,409	26,252
Purchased customer receivables	1,030	1,030
Deferred tax assets, net of valuation allowance	845	655
Prepaid expenses and other current assets	5,682	1,682

Total current assets	77,521	69,657
Property and equipment, net	3,497	2,226
Purchased customer receivables, long-term	1,064	1,731
Acquired intangible assets, net	5,291	7,282
Goodwill	20,231	20,106
Deferred tax assets, long-term, net of valuation allowance	3,581	2,999
Other assets	632	646

Total assets	$111,817	$104,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,348	$2,620
Accrued expenses	11,330	13,534
Short-term deferred revenue	33,589	29,579

Total current liabilities	47,267	45,733
Long-term deferred revenue	3,312	4,307

Total liabilities	50,579	50,040
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value:
Authorized — 10,000,000 shares; no shares issued or outstanding at June 30, 2007 and September 30, 2006	—	—
Common stock, $0.01 par value:
Authorized — 90,000,000 shares; issued and outstanding — 20,006,000 and 19,600,000 shares at June 30, 2007 and September 30, 2006, respectively	200	196
Additional paid-in capital	57,588	52,094
Retained earnings	3,189	2,082
Accumulated other comprehensive income	261	235

Total stockholders’ equity	61,238	54,607

Total liabilities and stockholders’ equity	$111,817	$104,647

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenue:
License	$6,971	$9,357	$26,166	$24,150
Maintenance and services	13,895	10,749	40,015	29,314
Subscription	2,175	1,601	6,583	4,679

Total revenue	23,041	21,707	72,764	58,143
Costs of revenue:
License(1)	663	612	1,945	1,231
Maintenance and services(2)	4,756	3,805	13,663	9,817
Subscription	206	122	523	288

Total cost of revenue	5,625	4,539	16,131	11,336

Gross profit	17,416	17,168	56,633	46,807
Operating expenses(1)(2):
Sales and marketing	9,903	8,992	29,088	23,497
Research and development	5,442	4,775	15,863	12,159
General and administrative	3,975	3,197	11,852	8,148
In-process research and development	—	—	—	4,037
Restructuring charges	—	—	1,244	—
Amortization of acquired intangible assets	393	442	1,179	715

Total operating expenses	19,713	17,406	59,226	48,556

Loss from operations	(2,297)	(238)	(2,593)	(1,749)
Other income:
Interest income, net	577	401	1,577	1,466
Other income (expense), net	(10)	38	57	(72)

Total other income	567	439	1,634	1,394

Loss (income) before income taxes	(1,730)	201	(959)	(355)
Benefit from income taxes	(2,064)	(14)	(2,066)	(261)

Net income (loss)	$334	$215	$1,107	$(94)

Net income (loss) per common share:
Basic	$0.02	$0.01	$0.06	$—

Diluted	$0.02	$0.01	$0.05	$—

Shares used in computing net income (loss) per common share:
Basic	19,934,000	19,472,000	19,794,000	19,164,000

Diluted	20,948,000	20,329,000	20,749,000	19,164,000

(1) Amounts include amortization of acquired intangible assets as follows:
Cost of license revenue	$260	$271	$812	$392
Operating expenses	393	442	1,179	715

Total amortization of acquired intangible expense	$653	$713	$1,991	$1,107

(2) Amounts include share-based compensation expense as follows:
Cost of maintenance and services revenue	$166	$101	$364	$172
Sales and marketing expense	498	280	1,152	489
Research and development expense	333	214	800	454
General and administrative expense	545	444	1,486	916

Total share-based compensation expense	$1,542	$1,039	$3,802	$2,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,107	$(94)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,067	785
Amortization of acquired intangible assets	1,991	1,107
In-process research and development charge	—	4,037
Share-based compensation	3,802	2,031
Excess tax benefits from share-based compensation	(815)	(816)
Deferred tax benefits	(772)	(1,640)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	7,936	(2,387)
Prepaid expenses and other current assets	(3,481)	(439)
Other assets	721	(1,457)
Accounts payable	(288)	1,300
Accrued expenses	(2,177)	(717)
Deferred revenue	2,797	7,521

Net cash provided by operating activities	11,888	9,231

Cash flows from investing activities:
Purchases of property and equipment, net of acquisitions	(2,298)	(1,019)
Net cash paid for acquisitions	—	(28,286)
Sales and maturities of short-term investments	31,320	21,942
Purchases of short-term investments	(47,143)	(9,396)
Increase in restricted cash	—	(104)

Net cash used in investing activities	(18,121)	(16,863)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	1,535	1,104
Excess tax benefits from share-based compensation	815	816
Payments of withholding taxes in connection with settlement of restricted stock units	(528)	—

Net cash provided by financing activities	1,822	1,920

Effect of exchange rate changes on cash and cash equivalents	107	149

Net decrease in cash and cash equivalents	(4,304)	(5,563)
Cash and cash equivalents at beginning of period	30,501	43,754

Cash and cash equivalents at end of period	$26,197	$38,191

Supplemental disclosure of cash flow information:
Income taxes paid	$1,608	$1,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
          1. Nature of Business , Basis of Presentation and Principles of Consolidation
          Unica Corporation (the Company) is a leading global provider of Enterprise Marketing Management (EMM) software. Focused exclusively on the needs of marketers, Unica’s Affinium® software delivers key EMM capabilities, including: web and customer analytics, demand generation, and marketing resource management. Affinium streamlines the entire marketing process for brand, relationship and internet marketing – from planning and budgeting to project management, execution and measurement. As the most comprehensive EMM suite on the market, Affinium uniquely delivers a marketing system of record – a dedicated solution through which marketers easily manage marketing information and assets, rapidly assemble campaign components, and report on performance. Unica’s EMM solution is to marketing what ERP is to manufacturing organizations.
          The Company has a worldwide installed base serving a wide range of industries, including business-to-business services and technology, financial services, publishing, retail, telecommunications, and travel and entertainment . The Company offers software primarily through a direct sales force, as well as through alliances with marketing service providers (MSPs) , distributors and systems integrators. In addition, the Company provides a full range of services to customers, including implementation, training, consulting, maintenance and technical support, and customer success programs.
     The accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring items, to fairly state the results of the interim periods in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to ensure the information presented is not misleading. These statements include the accounts of Unica Corporation and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 and current reports on Form 8-K filed with the SEC. The interim period results are not necessarily indicative of the results to be expected for any subsequent interim period or for the full year.
     Subscription revenue, which previously was allocated between license and maintenance revenue, and the related costs of revenue, are separately identified in the condensed consolidated statements of operations. Restricted cash has been reclassified to a non-current asset and included in other assets. All prior period amounts have been reclassified to conform to the current period presentation.
The following table reconciles the current revenue presentation and the previous presentation:

			Previous
	Current Presentation		Presentation
			Three Months
	Three Months Ended June 30		Ended
	2007	2006	June 30, 2006
Revenue:
License	$6,971	$9,357	$10,509
Maintenance and services	13,895	10,749	11,198
Subscription	2,175	1,601	—

Total revenue	$23,041	$21,707	$21,707

			Nine Months
	Nine Months Ended June 30		Ended
	2007	2006	June 30, 2006
Revenue:
License	$26,166	$24,150	$27,507
Maintenance and services	40,015	29,314	30,636
Subscription	6,583	4,679	—

Total revenue	$72,764	$58,143	$58,143

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
The following table reconciles the current cost of revenue presentation and the previous presentation:

			Previous
	Current Presentation		Presentation
			Three Months
	Three Months Ended June 30		Ended
	2007	2006	June 30, 2006
Cost of revenue
License	$663	$612	$686
Maintenance and services	4,756	3,805	3,853
Subscription	206	122	—

Total cost of revenue	$5,625	$4,539	$4,539

			Nine Months
	Nine Months Ended June 30		Ended
	2007	2006	June 30, 2006
Cost of revenue
License	$1,945	$1,231	$1,395
Maintenance and services	13,663	9,817	9,941
Subscription	523	288	—

Total cost of revenue	$16,131	$11,336	$11,336

2. Revenue Recognition
     The Company derives revenue from software licenses, maintenance and services, and subscriptions. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2,” Software Revenue Recognition”, With Respect to Certain Transactions. In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is deemed fixed or determinable and collection is deemed probable.
     Generally, implementation services for the Company’s software products are not deemed essential to the functionality of the software products, and therefore services revenue is recognized separately from license and subscription revenue. When the Company determines that services are essential to the functionality of software in an arrangement, the license or subscription and services revenue from the arrangement would be recognized pursuant to SOP 81-1, Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts. In such cases, the Company is required to make reasonably dependable estimates relative to the extent of progress toward completion by comparing the total hours incurred to the estimated total hours for the arrangement and, accordingly, we would apply the percentage-of-completion method. If the Company were unable to make reasonably dependable estimates of progress towards completion, then it would use the completed-contract method, under which revenue is recognized only upon completion of the services. If total cost estimates exceed the anticipated revenue, then the estimated loss on the arrangement is recorded at the inception of the arrangement or at the time the loss becomes apparent
     The Company generally sells its software products and services together in a multiple-element arrangement under both perpetual and subscription arrangements. When the Company enters into multiple-element perpetual arrangements, the Company allocates the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each license arrangement requires the Company to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically includes maintenance and services. Revenue is allocated to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
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
License Revenue. The Company licenses its software products on a perpetual basis. Licenses to use the Company’s products in perpetuity generally are priced based on (a) either a customer’s database size (including the number of contacts or channels) or a platform fee, and (b) a specified number of users. With respect to the Affinium NetInsight product, licenses are generally priced based on the volume of traffic and complexity of a website. Because implementation services for the software products are not deemed essential to the functionality of the related software, the Company recognizes perpetual license revenue at the time of product delivery, provided all other revenue criteria have been met.
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
     Maintenance Fees. Maintenance is generally sold on an annual basis. There are two levels of maintenance, standard and premium, both of which generally are sold for a term of one year. With both of these maintenance levels, customers are provided with technical support and software updates and upgrades on a when and if available basis. With premium maintenance, customers are provided additional services such as emergency service response and periodic onsite utilization reviews. Revenue is deferred at the time the maintenance agreement is initiated and is recognized ratably over the term of the maintenance agreement.
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
     Generally, implementation services for the Company’s software products are not deemed essential to the functionality of the software products and, therefore, services revenue is recognized separately from license revenue.
     In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred , the Company classifies reimbursements received for out-of-pocket expenses incurred as services revenue and classifies the related costs as cost of revenue. The amounts of reimbursed expenses included within revenue and cost of revenue were $292 and $233 for the three months ended June 30, 2007 and 2006, respectively, and $1,072 and $665 for the nine months ended June 30, 2007 and 2006, respectively.
Subscription Revenue
     Subscription revenue includes, for a bundled fee, (a) the right to use the Company’s software for a specified period of time, typically one year, (b) updates and upgrades to software and (c) technical support. Subscriptions are generally sold through MSPs. Customers are generally invoiced in annual or quarterly installments and are billed in advance of the subscription period. Revenue is recognized ratably over the contractual term of the arrangement.
     Cost of subscription revenue includes the allocation of specific costs including labor-related costs associated with technical support and documentation personnel, and related overhead.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
3. Cash and Cash Equivalents and Short-Term Investments
     The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. The Company invests the majority of its excess cash in overnight investments and money market funds of accredited financial institutions.
     The Company considers all highly liquid investments with original maturities of between 91 and 365 days at the time of purchase to be short-term investments. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s investments were classified as available-for-sale and were carried at fair market value at June 30, 2007 and September 30, 2006. Unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss), net of any tax effects.
     Short-term investments, with contractual maturities within one year, were as follows:

	June 30, 2007			September 30, 2006
	Amortized	Unrealized Gain		Amortized	Unrealized
	Cost	(Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Commercial paper	$14,599	—	$14,599	$4,795	—	$4,795
Corporate debentures and other securities	7,776	—	7,776	4,741	1	4,742
Municipal bonds	2,983	—	2,983	—	—	—

Total short-term investments	$25,358	—	$25,358	$9,536	$1	$9,537

4. Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income (loss), the Company’s comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on short-term investments.
     The following table presents the calculation of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$334	$215	$1,107	$(94)
Other comprehensive income (loss), net of tax effects:
Unrealized gains (losses) on short-term investments	—	3	—	—
Foreign currency translation adjustments	9	77	26	83

Other comprehensive income (loss)	9	80	26	83

Comprehensive income (loss)	$343	$295	$1,133	$(11)

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
5. Net Income (Loss) Per Common Share
     The Company calculates net income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Weighted-average shares of common stock outstanding consists of the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share gives effect to all dilutive securities, including stock options and restricted stock units using the treasury stock method. The Company has only one class of security, common stock, outstanding.
The following table presents the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$334	$215	$1,107	$(94)

Weighted-average shares of common stock outstanding	19,934,000	19,472,000	19,794,000	19,164,000
Dilutive effect of common stock equivalents	1,014,000	857,000	955,000	—

Weighted-average shares used in computing diluted net income per common share	20,948,000	20,329,000	20,749,000	19,164,000

Basic net income per common share	$0.02	$0.01	$0.06	$0.00
Diluted net income per common share	$0.02	$0.01	$0.05	$0.00
     Common stock equivalents related to stock options and restricted stock units of 998,000 and 855,000 were outstanding for the three months and nine months ended June 30, 2007, respectively, but were not included in the calculation of diluted net income per common share as their inclusion would be anti-dilutive.
     Common stock equivalents related to stock options and restricted stock units of 1,431,408 were outstanding for the three months ended June 30, 2006, but were not included in the calculation of diluted net income per common share as the inclusion of such awards would be anti-dilutive. Common stock equivalents of 1,210,166 were excluded from the calculation of diluted net loss per common share for the nine months ended June 30, 2006, as their inclusion would be anti-dilutive due to the Company’s net loss for that period.
6. Acquisitions
     For additional information on the acquisitions described below, see Unica’s 2006 Annual Report on Form 10-K, Note 3, “Acquisitions.” In addition, see Note 15 “Subsequent Event” in this Quarterly Report on Form 10-Q.
Sane Solutions, LLC
     On March 22, 2006, the Company acquired Sane Solutions, LLC (Sane), a privately-held provider of web analytics software for internet marketing, located in North Kingstown, Rhode Island. The purchase price was $28,712, which consisted of cash consideration of $21,774, assumed liabilities and transaction-related costs of $5,134, and 152,000 shares of common stock valued at $1,804 for accounting purposes, or $11.87 per share. This acquisition was accounted for as a purchase transaction in accordance with SFAS 141, Business Combinations (SFAS 141). The results of Sane have been included in the Company’s financial statements from the date of acquisition.
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
Acquisition-Related Restructuring Costs
     In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded restructuring liabilities as part of the purchase price for Sane and MarketSoft in the amount of $172 and $58, respectively. The acquisition-related restructuring liabilities included severance, relocation and related legal charges.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
Following is a roll forward of the acquisition-related restructuring accrual:

Balance at September 30, 2006	$169
Less: Cash payments	(40)
Adjustments to acquisition costs	(101)

Balance at June 30, 2007	$28

     The Company expects that the remaining balance of $28 will be paid in the next several quarters.
Pro Forma Results
     The unaudited pro forma combined condensed results of operations of Unica, Sane and MarketSoft for the nine months ended June 30, 2006 presented below give effect to the acquisitions of MarketSoft and Sane as if the acquisitions had occurred as of the beginning of fiscal 2006. MarketSoft’s fiscal year end prior to the acquisition was June 30 and Sane’s fiscal year end prior to the acquisition was December 31. The unaudited pro forma combined results of operations are not necessarily indicative of future results or the results that would have actually occurred had the acquisitions been consummated as of the beginning of fiscal 2006.

Nine Months Ended
June 30, 2006
Pro forma revenue	$61,255
Pro forma net loss	(2,265)
Pro forma net loss per common share:
Basic	$(0.12)

Diluted	$(0.12)
     The above unaudited pro forma results includes adjustments for a) $4,037 in-process research and development charge and b) net amortization of acquired intangible assets in the amount of $1,126 for the nine months ended June 30, 2006. In addition, the unaudited pro forma results have been adjusted to reduce interest income earned by the Company on the cash paid for each acquisition. The Company estimated this interest income adjustment using an interest rate of 2.5%.
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

Balance at September 30, 2006	$20,106
Adjustments to goodwill	(24)
Foreign currency translation adjustments	149

Balance at June 30, 2007	$20,231

     The components of acquired intangible assets, excluding goodwill, are as follows:

		June 30, 2007			September 30, 2006
				Net			Net
	Useful Life	Gross Book	Accumulated	Book	Gross Book	Accumulated	Book
	In Years	Value	Amortization	Value	Value	Amortization	Value
Acquired intangible assets:
Developed technology	1 - 4	$4,641	$(2,284)	$2,357	$4,594	$(1,426)	$3,168
Customer contracts and related relationships	3 - 5	5,572	(2,638)	2,934	5,537	(1,423)	4,114

Total		$10,213	$(4,922)	$5,291	$10,131	$(2,849)	$7,282

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
     The Company recorded amortization expense for acquired intangible assets of $653 and $1,991 for the three months and nine months ended June 30, 2007, respectively, and $713 and $1,107 for the three months and nine months ended June 30, 2006, respectively. Amortization of developed technology in an amount of $260 and $812 was included as a component of cost of license revenue in the consolidated statements of operations for the three months and nine months ended June 30, 2007, respectively, and $271 and $392 for the three months and nine months ended June 30, 2006, respectively.
     Intangible assets are expected to be amortized as follows:

Year ending September 30,
2007 (remainder)	$653
2008	2,611
2009	1,559
2010	440
2011	28

Total expected amortization	$5,291

8. Accounting for Share-Based Compensation
     On October 1, 2005, the Company adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the Company to recognize expense related to the fair value of share-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore did not restate the Company’s financial results for prior periods. Under this transition method, share-based compensation expense for the year ended September 30, 2006 and the three months and nine months ended June 30, 2007 includes compensation expense for all share-based compensation awards granted or modified on or after November 18, 2004 (the filing date of the initial registration statement for the Company’s initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
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
     Prior to the adoption of SFAS 123(R), in accordance with APB 25, the Company recorded deferred share-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of June 30, 2007, the Company had $43 of deferred share-based compensation remaining to be amortized; which is expected to be amortized as follows: $16 during the remainder of fiscal 2007 and $27 during fiscal 2008. Upon the adoption of SFAS 123(R) on October 1, 2005, the deferred share-based compensation balance was netted against additional paid-in capital on the consolidated balance sheet.
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
(In thousands, except share data)
     For options accounted for under SFAS 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used and the resulting estimated fair value for grants during the applicable period are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	—	—	—	—
Volatility	50%	49%	49% to 50%	49% to 66%
Risk-free interest rate	4.78%	5.0% to 5.2%	4.49% to 4.78%	4.4% to 5.2%
Weighted-average expected option term (in years)	4.1	4.1	4.1	4.57
Weighted-average fair value per share of options granted	$7.21	$4.05	$5.18	$5.97
Weighted-average fair value per share of restricted stock units granted	$16.85	$10.20	$12.42	$12.16
     The computation of expected volatility is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The computation of the expected option term is based on an average of the vesting term and the maximum contractual life of the Company’s stock options. As of October 1, 2006, the Company revised its expected forfeiture rate from 5% to 8% as a result of an updated analysis of historical forfeitures. The resulting adjustment was not material and is included in the unaudited condensed consolidated statements of operations. Computation of expected forfeitures is based on historical forfeiture rates of the Company’s stock options and restricted stock units. Share-based compensation charges will be adjusted in future periods to reflect the results of actual forfeitures and vesting, if different than the current estimated forfeiture rate of 8%.
     The weighted-average exercise price of the options granted under the stock option plans for the three months ended June 30, 2007 and 2006 was $16.14 and $9.09, respectively, and for the nine months ended June 30, 2007 and 2006 was $11.67 and $12.29, respectively.
     Restricted stock units generally vest annually and are accounted for under SFAS 123(R). The share-compensation charge is equal to the Company’s closing stock price at grant date and is amortized on a straight-line basis over the vesting period of the restricted stock unit, net of estimated forfeitures.
     The components of share-based compensation expense are as follows:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Stock options under SFAS 123(R)	$719	$592	$1,792	$1,323
Stock options under APB 25	21	33	66	133
Restricted stock units under SFAS 123(R)	782	397	1,888	549
Employee stock purchase plan under SFAS 123 (R )	20	17	56	26

Total share-based compensation	$1,542	$1,039	$3,802	$2,031

The Company expects to record the unamortized portion of share-based compensation expense for existing stock options and restricted stock units outstanding at June 30, 2007, over a weighted-average period of 2.09 years.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
9. Equity Compensation Plans
Stock Options
     In May 1997, the Company’s stockholders approved the amended and restated 1993 Stock Option Plan (the 1993 Plan) which provides for the grant of incentive and non-qualified stock options for the purchase of up to 4,151,000 shares of the Company’s common stock. In connection with the adoption of the 2003 Stock Option Plan, a total of 138,000 shares then available under the 1993 Plan became available for grant under the 2003 Plan and no further option grants were permitted under the 1993 Plan.
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
     In March 2005, the Company’s Board of Directors and stockholders approved the 2005 Stock Incentive Plan, or the 2005 Plan. The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2005 Plan, plus the 367,000 shares available for grant under the 2003 Plan immediately prior to the closing of the Company’s initial public offering and the number of shares subject to awards granted under the 2003 Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at the original issuance price pursuant to a contractual repurchase right. On October 1, 2006, an additional 980,000 shares were reserved under the 2005 Plan, in accordance with its provisions, which require an annual increase of the shares reserved for issuance under the Plan equal to the lesser of (a) 5,000,000 shares of common stock, (b) 5% of the outstanding shares of common stock as of the opening of business on such date or (c) an amount determined by the Board of Directors.
     Officers, employees, directors and consultants of the Company are eligible to be granted stock options and restricted stock units under each of these plans. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s stock). The 1993 Plan and 2003 Plan provide that the options shall be exercisable over a period not to exceed ten years. The 2005 Plan provides that the options shall be exercisable over a period not to exceed six years. The Board of Directors is responsible for administration of the each of these Plans and determines the term of each option, the option exercise price, the number of shares for which each option is exercisable and the vesting period. Options generally vest under each of these Plans over a period of four to five years.
     The following is a summary of the Company’s stock options outstanding and exercisable as of June 30, 2007 and the stock option activity for all stock option plans during the nine months ended June 30, 2007.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value(1)
Outstanding at September 30, 2006	2,179,000	$6.69
Granted	701,000	11.67
Exercised	(292,000)	4.20
Forfeited	(173,000)	9.44

Outstanding at June 30, 2007	2,415,000	$8.24	5.56 yrs	$20,128

Exercisable at June 30, 2007	1,315,000	$5.72	5.36 yrs	$14,276

Options at June 30, 2007 vested and expected to vest in the future	2,231,000	$7.99	5.54 yrs	$19,157

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on June 29, 2007, the last trading day of the period, of $16.50 per share and the exercise price of the underlying options.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
     The total intrinsic value of options exercised during the three months and nine months ended June 30, 2007 was $1,058 and $2,623, respectively.
     The following table summarizes information about options outstanding and exercisable at June 30, 2007:

		Weighted-
		Average
		Remaining
	Options	Contractual Life	Options
Range of Exercise Prices	Outstanding	(Years)	Exercisable
$0.662 — $1.380	188,000	2.5	188,000
1.380 — 3.360	624,000	5.2	595,000
3.360 — 7.500	123,000	6.8	86,000
7.500 — 16.14	1,480,000	6.0	446,000

$0.662 — $16.14	2,415,000		1,315,000

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

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
     The following is a summary of the status of the Company’s RSUs as of June 30, 2007 and the activity during the nine months ended June 30, 2007.

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested awards at September 30, 2006	601,000	$11.87
Granted	671,000	12.42
Vested	(125,000)	12.32
Forfeited	(100,000)	11.00

Non-vested awards at June 30, 2007	1,047,000	$12.25

     The Company recorded $1,888 of share-based compensation expense related to RSUs for the nine-month period ended June 30, 2007. As of June 30, 2007, there was unrecognized compensation cost related to RSUs totaling $11,241,000, net of estimated forfeitures, which will be recognized over a weighted-average period of 3.12 years.
     During the nine months ended June 30, 2007, the Company repurchased from RSU holders 42,000 shares of common stock at an average price of $12.75 per share to satisfy minimum statutory employee withholding tax liabilities resulting from RSUs that vested during the period. The Company cancelled these repurchased shares. The Company expects to continue to repurchase shares from RSU grantees to meet withholding tax liabilities upon RSU vesting.
Employee Stock Purchase Plan
     In March 2005, the Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (ESPP) which is qualified under Section 423 of the Internal Revenue Code. The ESPP is available to all eligible employees, who, through payroll deductions, are able to individually purchase shares of the Company’s common stock semi-annually at a price equal to 90% of the fair market value on the semi-annual purchase dates. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock for the ESPP. At June 30, 2007, 937,000 shares were reserved for future issuance under the ESPP. On August 28, 2006, 33,000 shares were issued under the ESPP at purchase price of $8.19 per share. On February 15, 2007, 30,000 shares were issued under the ESPP at purchase price of $10.23 per share.
10. Restructuring Charges
     In the fourth quarter of fiscal 2006, the Company initiated the restructuring of certain of its operations in France to realign its resources in that region. As a result of this initiative, the Company terminated several employees resulting in a restructuring charge of $1,240 for severance and related costs for fiscal 2007.
     The following is a roll forward of the restructuring accrual:

Restructuring accrual balance at September 30, 2006	$255
Restructuring and other related charges	1,240
Cash payments and foreign currency translation adjustment	(920)

Restructuring accrual balance at June 30, 2007	$575

     The Company expects to pay the remaining balance over the next several quarters.
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
(In thousands, except share data)
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
Warranties and Indemnifications
     The Company’s software is typically warranted to perform in a manner consistent with the Company’s documentation under normal use and circumstances. The Company’s license agreements generally include a provision by which the Company agrees to defend its customers against third-party claims of intellectual property infringement under specified conditions and to indemnify them against any damages and costs awarded in connection with such claims. To date, the Company has not incurred any material costs as a result of such warranties and indemnities and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.
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
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a rollforward of tax benefits taken that do not qualify for financial statement recognition. The Company is required to adopt FIN 48 effective October 1, 2007. The cumulative effect of initially adopting FIN 48 is required to be recorded as an adjustment to opening retained earnings for that year and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is currently evaluating the impact of this provision and expects to complete its analysis in fiscal 2007. A reasonable estimate of the range of income tax effects of this pronouncement cannot be made at this time.
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

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
Geographic Data
     In the following table, revenue is determined based on the locations of customers.
Revenue from unaffiliated customers:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2007	2006	2007	2006
North America	$15,642	$16,294	$54,683	$45,004
International	7,399	5,413	18,081	13,139

Total	$23,041	$21,707	$72,764	$58,143

     Substantially all of the revenue in the North America is generated in the U.S.
Property and equipment, net:

	June 30,	September,
	2007	2006
North America	$2,907	$1,671
International	590	555

Total	$3,497	$2,226

14. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157)s, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This becomes available when the Company adopts SFAS 157, which will likely be fiscal year 2009. The Company is analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.
     In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB)No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements(SAB 108), which defines how public companies should quantify financial statements misstatements.
     There are two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” and “iron curtain” methods. The roll-over method, the method used by the Company, focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. Because the focus is on the income statement, the roll-over method can lead to the accumulation of misstatements in the balance sheet that may become material to the balance sheet. The iron curtain method focuses primarily on the effect of correcting for the accumulated misstatement as of the balance sheet date, essentially correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the income statements. In SAB 108 the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under both the roll-over and iron curtain methods. This framework is referred to as the “dual approach.”
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
     Upon adoption of SAB 108, the Company reversed $510 of excess allowance for doubtful accounts for uncorrected errors. The excess allowance for doubtful accounts as of September 30, 2003 was approximately $410 and had accumulated over several years. The excess allowance for doubtful accounts increased by approximately $80 and $20 during years ended September 30, 2004 and 2005, respectively. The excess allowance for doubtful accounts was the result of the Company’s business practice, which started in the fiscal year ended September 30, 1998, to record a general provision to protect against future loss exposures. These errors had not previously been material to any of those prior periods when measured using the roll-over method. The Company recorded this cumulative effect adjustment net of tax, resulting in a decrease to short-term deferred tax assets of $201. As a result, the net adjustment was recorded as an increase to retained earnings as of October 1, 2005 of $309.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
15. Subsequent Event
     On July 12, 2007, the Company acquired MarketingCentral, L.L.C. (MarketingCentral), a privately-held provider of on-demand marketing resource management (MRM) solutions for approximately $12,500 in cash and transaction-related costs. The acquisition was structured as a merger of MarketingCentral into a newly created, wholly-owned subsidiary of the Company. It will be accounted for as a purchase transaction in accordance with SFAS 141. The results of MarketingCentral will be included in the Company’s financial statements from the date of acquisition.

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
Overview
     We are a global provider of enterprise marketing management, or EMM, software designed to help businesses increase their revenues and improve the efficiency and measurability of their marketing operations. Our comprehensive set of integrated software modules is offered under the “Affinium” name. Focused exclusively on the needs of marketers, our Affinium® software delivers key capabilities to track and analyze online and offline customer behavior, generate demand and manage marketing process, resources and assets. Affinium streamlines the marketing process for relationship, brand and Internet marketing — from analysis and planning, to budgeting, production management, execution and measurement. As the most comprehensive EMM suite on the market, Affinium uniquely delivers a marketing “system of record” — a dedicated solution through which marketers capture, record and easily manage marketing activity, information and assets, rapidly design campaigns, and report on performance.
     We sell and market our software primarily through our direct sales force and in conjunction with marketing service providers, or MSPs, and systems integrators. MSPs offer a range of marketing program design, support, and execution services on a hosted or outsourced basis, and MSPs resell and deploy our products. We also provide a full range of services to our customers, including implementation, training, consulting, maintenance and technical support, and customer success programs. We have sales offices across the United States, including at our headquarters in Waltham, Massachusetts, as well as in France, the United Kingdom, Singapore, Belgium, the Netherlands, Germany, Spain, Australia and Korea, and also have sales personnel located in Canada and Thailand. In addition, we have a research and development office in India. We have a worldwide installed base of over 500 companies in a wide range of industries. Our current customers operate principally in the financial services, retail, telecommunications, and travel and hospitality industries.
     Sources of Revenue
     We derive revenue from software licenses, maintenance, services and subscriptions. License revenue is derived from the sale of software licenses for our Affinium offerings under perpetual software arrangements that typically include: (a) an end-user license fee paid for the use of our products in perpetuity; (b) an annual maintenance arrangement that provides for software updates and upgrades and technical support; and (c) a services work order for implementation, training, consulting and reimbursable expenses. Subscription revenue is derived from subscription arrangements for our Affinium offerings that typically include: (a) a subscription fee for bundled software and support for a fixed period and (b) a services work order for implementation, training, consulting and reimbursable expenses.
     License Revenue
     Perpetual Licenses. Licenses to use our software products in perpetuity generally are priced based on (a) either a customer’s database size (including number of database records) or a platform fee and (b) a specified number of users. With respect to our Affinium NetInsight TM product, licenses are generally priced based on the volume of traffic and complexity of a website. We generally recognize perpetual license revenue at the time of product delivery, provided all other revenue recognition criteria have been met, pursuant to the requirements of Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. When we license our software on a perpetual basis through an MSP or systems integrator, we recognize revenue upon delivery of the licensed software to the MSP or systems integrator only if (a) the customer of the MSP or systems integrator is identified in a written arrangement between the MSP or systems integrator and us and (b) all other revenue recognition criteria have been met.
     Maintenance and Services Revenue
     Maintenance and services revenue is generated from sales of (a) maintenance, including software updates and upgrades and technical support associated with the sale of perpetual software licenses and (b) services, including implementation, training, consulting, and reimbursable travel.

     Maintenance. We generally sell maintenance on perpetual licenses on an annual basis that includes technical support and software updates and upgrades. Revenue is deferred at the time the maintenance agreement is initiated and is recognized ratably over the term of the maintenance agreement.
     Services. We generally sell implementation services and training on a time-and-materials basis and recognize revenue when the services are performed; however, in certain circumstances these services may be priced on a fixed-fee basis and recognized as revenue under the proportional performance method. Services revenue also includes billable travel, lodging and other out-of-pocket expenses incurred as part of delivering services to our customers.
     Subscription Revenue
     We also market our software under subscription arrangements. Subscription revenue includes, for a bundled fee, (a) the right to use our software for a specified period of time, typically one year, (b) updates and upgrades to our software, and (c) technical support. Subscriptions are generally sold through MSPs. Under a subscription agreement, we typically invoice the customer in annual or quarterly installments in advance. Revenue is recognized ratably over the contractual term of the arrangement commencing on the date at which all services under related work orders are completed.
     Cost of Revenue
     Cost of license revenue for perpetual license agreements consists primarily of (a) salaries, other labor related costs and share-based compensation related to documentation personnel, (b) facilities and other related overhead, (c) third-party royalties for licensed technology incorporated into our current product offerings, and (d) amortization of acquired developed technology.
     Cost of maintenance and services revenue consists primarily of (a) salaries, other labor related costs, share-based compensation, facilities and other overhead related to professional services and technical support personnel, and (b) cost of services provided by subcontractors for professional services, travel, lodging and other out-of-pocket expenses.
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
     Research and Development. Research and development expense consists primarily of (a) salaries, other labor related costs and share-based compensation related to employees working on the development of new products, enhancement of existing products, quality assurance and testing and (b) facilities and other related overhead. Historically, all of our research and development costs have been expensed as incurred as all costs potentially capitalizable were insignificant to the consolidated financial statements. In the quarter ended June 30, 2007, we capitalized $80,000 related to software development costs incurred in the quarter which will be amortized over the expected lives of the products.
     General and Administrative. General and administrative expense consists primarily of (a) salaries, other labor related costs and share-based compensation related to general and administrative personnel, (b) accounting, legal and other professional fees, and (c) facilities and other related overhead.
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
     Share-Based Compensation. Cost of revenue and operating expenses have historically included share-based compensation expense to the extent the fair value of our common stock exceeds the exercise price of stock options granted to employees on the date of grant (intrinsic value method). On October 1, 2005, the beginning of the first quarter of fiscal 2006, we adopted the accounting provisions of SFAS 123(R), Share-Based Payment. SFAS 123(R) requires measurement of all employee share-

based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provided supplemental implementation guidance for SFAS 123(R). We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and recognize compensation cost, net of estimated forfeitures, on a straight-line basis over the requisite service periods of the awards.
Application of Critical Accounting Policies and Use of Estimates
     Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The application of GAAP requires that we make estimates that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates.
     For a detailed explanation of our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended September 30, 2006.
     Revenue Recognition
     We generally sell our software products and services together in a multiple-element arrangement under perpetual and subscription agreements. When we enter into a multiple-element perpetual arrangement, we use the residual method to allocate the total fee among the various elements of the arrangement. Under the residual method, revenue is recognized when vendor-specific objective evidence, or VSOE, of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each license arrangement requires that we analyze the individual elements in the transaction and determine the fair value of each undelivered element, which typically includes maintenance and services. We allocate revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately.
     For perpetual license agreements, we generally estimate the fair value of the maintenance portion of an arrangement based on the maintenance renewal price for that arrangement. In multiple-element perpetual license arrangements where we sell maintenance for less than fair value, we defer the contractual price of the maintenance plus the difference between such contractual price and the fair value of maintenance over the expected life of the product. We make a corresponding reduction in license revenue. The fair value of the professional services portion of perpetual license arrangements is based on the rates that we charge for these services when sold separately. If, in our judgment, evidence of fair value cannot be established for the undelivered elements in a multiple-element arrangement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the elements for which evidence of fair value could not be established are delivered.
     Generally, implementation services for our software products are not deemed essential to the functionality of the software products, and therefore services revenue is recognized separately from license and subscription revenue. If we were to determine that services are essential to the functionality of software in an arrangement, the license or subscription and services revenue from the arrangement would be recognized pursuant to SOP 81-1, Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts. In such cases, we expect that we would be able to make reasonably dependable estimates relative to the extent of progress toward completion by comparing the total hours incurred to the estimated total hours for the arrangement and, accordingly, we would apply the percentage-of-completion method. If we were unable to make reasonably dependable estimates of progress towards completion, then we would use the completed-contract method, under which revenue is recognized only upon completion of the services. If total cost estimates exceed the anticipated revenue, then the estimated loss on the arrangement is recorded at the inception of the arrangement or at the time the loss becomes apparent.
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
     Share-Based Compensation
     We historically have granted stock options at exercise prices that equaled the fair value of our common stock as of the date of grant. Prior to August 3, 2005, because there had been no public market for our common stock, our Board of Directors determined the fair value of our common stock by considering a number of factors, including our operating and financial performance, the pricing of sales of convertible preferred stock to third parties, the rights and preferences of securities senior to common stock, and trends in the broad market for software and other technology stocks.
     On October 1, 2005, we adopted the provisions of SFAS 123(R), which requires us to recognize expense related to the fair value of share-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore did not restate our financial results for prior periods. Under this transition method, share-based compensation expense for the year ended September 30, 2006 and the three months and nine months ended June 30, 2007 includes compensation expense for all share-based compensation awards granted on or after November 18, 2004 (the filing date for the initial registration statement for our initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Pursuant to SFAS 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, which requires us to make assumptions as to volatility, risk-free interest rate, estimated life of the awards, and expected forfeiture rate. The computation of expected volatility for the three months and nine months ended June 30, 2006 and 2007 is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The computation of expected option term is based on an average of the vesting term and the maximum contractual life of the Company’s stock options. For the three months and nine months ended June 30, 2006 and 2007, we used an expected forfeiture rate of 5% and 8%, respectively. Computation of expected forfeitures is based on historical forfeiture rates of our stock options.
     The fair value of options granted prior to November 18, 2004 was calculated using the minimum value method, pursuant to SFAS 123. Under the provisions of SFAS 123(R), the fair value of these options will not be recorded in the statement of operations subsequent to the adoption of SFAS 123(R). Instead, we will continue to account for these options using the intrinsic value model of APB 25. The amount of unamortized pro forma compensation expense at October 1, 2005 related to those minimum value awards was $920,000.
     For options and awards accounted for under SFAS 123(R), we recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. In addition, certain tax effects of share-based compensation are reported as a financing activity rather than an operating activity in the statements of cash flows.
     We expect to record the unamortized portion of share-based compensation expense for existing stock options and restricted stock units outstanding at June 30, 2007, over a weighted-average period of 2.09 years, as follows:

Year Ending September 30,
2007 (remainder)	$1,557
2008	5,508
2009	4,907
2010	3,520
2011	1,215

Total unamortized share-based compensation	$16,707

     As of June 30, 2007, we had outstanding stock options of 2,415,000 and unvested restricted stock units of 1,047,000. On October 1, 2006, an additional 980,000 shares were reserved under the 2005 Plan, in accordance with the provisions of the 2005 Plan, which also requires an annual increase of the shares reserved for issuance under the 2005 Plan equal to the lesser of (a) 5,000,000 shares of common stock, (b) 5% of the outstanding shares of common stock as of the opening of business on such date or (c) an amount determined by the Board of Directors.
     Goodwill, Other Intangible Assets and Long-Lived Assets
     Goodwill represents the excess of the purchase price over the fair value of net assets associated with various acquisitions from fiscal 2003 and fiscal 2006. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. We allocated a portion of each purchase price to intangible assets, including customer contracts and related customer relationships and developed technology, that are being amortized over their estimated useful lives of one to five years. We also allocated a portion of each purchase price to tangible assets and assessed the liabilities to be recorded as part of the purchase price. The estimates we made in allocating each purchase price to tangible and intangible assets, and in assessing liabilities recorded as part of the purchase, involved the application of judgment and the use of estimates, which could significantly affect our operating results and financial position.
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
     Software Development Costs
     We evaluate whether to capitalize or expense software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and consequently the amounts that could be capitalized have not been historically material to our financial position or results of operations. For the quarter ended June 30, 2007, however, we capitalized

$80,000 related to software development costs incurred in the quarter, which will be amortized over the expected lives of the new products.
     Costs of software applications developed or obtained for internal use that are incurred during the applications’ development stages are capitalized in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use .
     Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At June 30, 2007, our deferred tax assets consisted primarily of foreign net operating loss carryforwards, foreign tax credit carryforwards and temporary differences. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a rollforward of tax benefits taken that do not qualify for financial statement recognition. We are required to adopt FIN 48 effective October 1, 2007. The cumulative effect of initially adopting FIN 48 is required to be recorded as an adjustment to opening retained earnings for that year and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are currently evaluating the impact of this provision and expect to complete our analysis in fiscal 2007. A reasonable estimate of the range of income tax effects of this pronouncement cannot be made at this time.
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

Results of Operations
     Comparison of Three Months Ended June 30, 2007 and 2006
Revenue

	Three Months Ended June 30,
	2007		2006
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$6,971	30%	$9,357	43%	$(2,386)	(25)%
Maintenance and services:
Maintenance fees	10,307	45	7,850	36	2,457	31
Services	3,588	16	2,899	14	689	24

Total maintenance and services	13,895	61	10,749	50	3,146	29
Subscription revenue	2,175	9	1,601	7	574	36

Total	$23,041	100%	$21,707	100%	$1,334	6%

     Total revenue for the three months ended June 30, 2007 was $23.0 million, an increase of 6%, or $1.3 million from the three months ended June 30, 2006. Total revenue increased as a result of maintenance fees on the sale of new licenses, an increase in our implementation services due to higher license revenue in the past year, and higher sales of our Affinium product suite through subscription agreements, offset by a significant decline in the sale of new licenses.
     Total license revenue for the three months ended June 30, 2007 was $7.0 million, a decrease of 25%, or $2.4 million from the three months ended June 30, 2006. The decrease in license revenues was primarily due to the lower new license sales in North America resulting primarily from extended selling cycles.
     Maintenance fees revenue is associated with maintenance agreements in connection with perpetual license agreements from our existing installed customer base and the sale of new perpetual licenses. Maintenance fees revenue for the three months ended June 30, 2007 was $10.3 million, an increase of 31%, or $2.5 million from the three months ended June 30, 2006. The increase reflects maintenance fees on the sale of new licenses from the past year and renewals of maintenance agreements from acquisitions.
     Services revenue for the three months ended June 30, 2007 was $3.6 million, an increase of 24%, or $689,000 from the three months ended June 30, 2006. This increase in services revenue was primarily the result of strong growth in the number of implementation services performed by us in North America related to new license arrangements closed in the past year.
     Subscription revenue is associated with the sale of new subscription agreements and renewal agreements from our existing subscription customer base. Total subscription revenue for the three months ended June 30, 2007 was $2.2 million, an increase of 36%, or $574,000 from the three months ended June 30, 2006. This increase in subscription revenue was primarily attributable to new subscription agreements through our MSP partners.

Recurring Revenue

	Three Months Ended June 30,
	2007		2006
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Maintenance fees	$10,307	45%	$7,850	36%	2,457	31%
Subscription revenue	2,175	9	1,601	7	574	36

Total recurring revenue	12,482	54	9,451	43	3,031	32

License revenue	6,971	30	9,357	43	(2,386)	(25)
Services	3,588	16	2,899	14	689	24

Total	$23,041	100%	$21,707	100%	$1,334	6%

     We generate recurring revenue from both maintenance and subscription arrangements, which is recognized ratably over the contractual term of the arrangement or agreement.
     Recurring revenue for the three months ended June 30, 2007 was $12.5 million, an increase of 32%, or $3.0 million from the three months ended June 30, 2006. The increase in recurring revenue resulted from (a) an increase in our maintenance and subscription installed customer base; (b) additional maintenance fees on sales of new licenses; and (c) additional subscription revenue from sales of new subscription agreements through our MSP partners. Recurring revenue as a percent of total revenue was 54% in the third quarter of 2007, up from 43% in the third quarter of 2006. This is related to the strong recurring revenue growth and the decline in license revenue from the third quarter of 2006. We expect recurring revenue as a percent of total revenue to decline for the remainder of the fiscal year.
Revenue by Geography

	Three Months Ended June 30,
	2007		2006
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
North America	$15,642	68%	$16,294	75%	$(652)	(4)%
International	7,399	32%	5,413	25	1,986	37%

Total revenue	$23,041	100%	$21,707	100%	$1,334	6%

     For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.
Total revenue for North America for the three months ended June 30, 2007 was $15.6 million, a decrease of 4%, or $652,000 from the three months ended June 30, 2006. The decrease was due to a decline in license revenue related to extended selling cycles on certain transactions that had been expected to close at the end of the quarter.

Total revenue for our International business for the three months ended June 30, 2007 was $7.4 million, an increase of 37%, or $2.0 million from the three months ended June 30, 2006. The increase was the result of strong license sales of our Affinium product primarily in Europe.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2007		2006
	(Dollars in thousands)
				Gross
		Gross Margin on		Margin on	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$663	90%	$612	93%	$51	8%
Maintenance and services	4,756	66	3,805	65	951	25
Subscription	206	91	122	92	84	69

Total cost of revenue	$5,625	76%	$4,539	79%	$1,086	24%

     Cost of license revenue for the three months ended June 30, 2007 was $663,000, an increase of 8.0% or $51,000, from the three months ended June 30, 2006. The increase in cost of license revenue was primarily due to a $60,000 increase in royalties. Royalties paid for third-party licensed technology represented 3% of total license revenue for the three months ended June 30, 2007. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to remain between 1% and 2% of total license revenue. Gross margin on license revenue was 90% in the three months ended June 30, 2007, down from 93% in the three months ended June 30, 2006 primarily as a result of lower license revenues on a relatively fixed cost base and higher royalties.
     Cost of maintenance and services for the three months ended June 30, 2007 was $4.8 million, an increase of 25% from the three months ended June 30, 2006. The increase in cost of maintenance and services revenue was primarily due to (a) a $392,000 increase in labor related costs and (b) a $417,000 increase in expenses related to sub-contractors resulting from the increase in the number of implementation services performed by us due to higher license revenues in the past year. Gross margin on maintenance and services revenue was 66% in the three months ended June 30, 2007, relatively unchanged from the three months ended June 30, 2006. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we subcontract services arrangements. We expect gross margin on maintenance and services revenue in fiscal 2007 to remain relatively comparable to fiscal 2006.
     Cost of subscription revenue for the three months ended June 30, 2007 was $206,000, an increase of 69%, or $84,000, from the three months ended June 30, 2006. The increase in cost of subscription revenue was primarily due to an increase in labor related expenses and royalties related to higher subscription revenue. Gross margin on subscription revenue was 91% in the three months ended June 30, 2007, relatively unchanged from the three months ended June 30, 2006.

Operating Expenses

	Three Months Ended June 30,
	2007		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$9,903	43%	$8,992	41%	$911	10%
Research and development	5,442	24	4,775	22	667	14
General and administrative	3,975	17	3,197	15	778	24
Amortization of acquired intangible assets	393	2	442	2	(49)	(11)

Total operating expenses	$19,713	86%	$17,406	80%	$2,307	13%

     Sales and Marketing. Sales and marketing expense for the three months ended June 30, 2007 was $9.9 million, an increase of 10%, or $911,000 from the three months ended June 30, 2006. The increase was primarily the result of (a) a $251,000 increase in labor related expenses including commissions due to increased headcount and higher revenues, (b) a $407,000 increase in marketing programs resulting from increased promotional activity and new product introductions and (c) a $219,000 increase in share-based compensation expense. We expect sales and marketing expense to continue to increase in absolute dollars, and to decrease slightly as a percentage of total revenue over the remaining quarter of fiscal 2007.
     Research and Development. Research and development expense for the three months ended June 30, 2007 was $5.4 million, an increase of 14%, or $667,000 from the three months ended June 30, 2006. The increase in research and development expense was primarily the result of (a) a $369,000 increase in labor related expenses, principally due to increased personnel reflecting an increased investment and development of our Affinium product suite, (b) a $120,000 increase in share-based compensation expense and (c) a $85,000 increase in contracted professional services costs. We expect research and development expense to increase in absolute dollars, but to decrease as a percentage of total revenue for the remaining quarter of fiscal 2007.
     General and Administrative. General and administrative expense for the three months ended June 30, 2007 was $4.0 million, an increase of 24%, or $778,000 from the three months ended June 30, 2006. The increase in general and administrative expense was primarily the result of (a) a $580,000 increase in labor-related expenses due to increased headcount to meet the additional requirements of a public company and (b) a $100,000 increase in share-based compensation expense. We expect general and administrative expense to continue to slightly increase in absolute dollars, but decrease as a percentage of total revenue over the remaining quarter of fiscal 2007.
     Amortization of Acquired Intangible Assets: Amortization of acquired intangible assets was $393,000 for the three months ended June 30, 2007, a decrease of $49,000 over the three months ended June 30, 2006.

Other Income

	Three Months Ended June 30,
	2007		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Interest income, net	$577	3%	$401	2%	$176	44%
Other expense, net	(10)	—	38	—	(48)	(126)

Other income	$567	2%	$439	2%	$128	29%

     Interest income, net was $577,000 for the three months ended June 30, 2007, a $176,000 increase from the three months ended June 30, 2006; reflecting a higher average cash and short-term investment balance in the quarter compared to the same period in 2006. Interest income is generated from the investment of our cash balances, less related bank fees.
     Other expense, net consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and charges.
Benefit from Income Taxes

Three Months Ended June 30,
	2007		2006
Percentage
		Percentage of		of Income
		Loss		Before
		Before		Benefit for	Period-to-Period Change
		Benefit for		Income		Percentage
	Amount	Income Taxes	Amount	Taxes	Amount	Change
(Dollars in thousands)
Benefit from income taxes	$(2,064)	119.3%	$(14)	(7.0)%	$(2,050)	n/m *

*	Not meaningful.
     The provision for income taxes was a benefit of $2.1 million, or an effective tax rate of 119%, for the three months ended June 30, 2007, a $2.1 million increase in income tax benefit from the three months ended June 30, 2006. The increase in income tax benefit reflects the $1.9 million decrease in our income (loss) before income taxes from the three months ended June 30, 2006 to the three months ended June 30, 2007. We revise our effective tax rate each quarter to reflect current estimates of the annual effective tax rate. We experienced a decline in revenues in the third quarter of fiscal 2007, resulting in revisions to estimated annual revenue and operating income, increasing tax benefits as a percentage of income (loss) before income taxes.
     At September 30, 2006, we had available foreign net operating loss carryforwards of $712,000 that do not expire, against which we have a full valuation allowance, and foreign tax credit carryforwards of $163,000 that expire through 2011. We have no U.S. net operating loss carryforwards. The extent to which we can benefit from our deferred tax assets in future years will depend on the amount of taxable income we generate in those jurisdictions. Our effective tax rate may fluctuate on a quarterly basis due to the volatility caused by the tax impact related to accounting for share-based compensation pursuant to the provisions of SFAS 123(R), changes in tax laws, changes in the mix of jurisdictional earnings, revisions to estimates, or discrete items.
Comparison of Nine Months Ended June 30, 2007 and 2006
Revenue

	Nine Months Ended June 30
	2007		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$26,166	36%	$24,150	42%	$2,016	8%
Maintenance and services:
Maintenance fees	29,391	40	22,159	38	7,232	33
Services	10,624	15	7,155	12	3,469	48

Total maintenance and services	40,015	55	29,314	50	10,701	37
Subscription revenue	6,583	9	4,679	8	1,904	41

Total	$72,764	100%	$58,143	100%	$14,621	25%

     Total revenue for the nine months ended June 30, 2007 was $72.8 million, an increase of 25%, or $14.6 million from the nine months ended June 30, 2006. Total revenue increased as a result of additional maintenance fees on the sale of new licenses, higher sales of our Affinium product suite through license and subscription agreements and an increase in our professional services business resulting from an increase in the number of implementation and training services performed by the us due to higher license revenue in the past year.
     Total license revenue for the nine months ended June 30, 2007 was $26.2 million, an increase of 8%, or $2.0 million from the nine months ended June 30, 2006. This increase in license revenue was attributable to higher sales of our Affinium products.
     Maintenance fees revenue is associated with maintenance agreements in connection with perpetual license agreements from our existing installed customer base and the sale of new perpetual licenses. Maintenance fees revenue for the nine months ended June 30, 2007 was $29.4 million, an increase of 33%, or $7.2 million from the nine months ended June 30, 2006. The increase reflects maintenance fees on the sale of new licenses and renewals of maintenance agreements from acquisitions.
     Services revenue for the nine months ended June 30, 2007 was $10.6 million, an increase of 48%, or $3.5 million from the nine months ended June 30, 2006. This increase in services revenue was primarily the result of growth in the number of implementation services in both North America and Europe performed by us related to new license sales in the past year.
     Subscription revenue is associated with the sale of new subscription agreements and renewal agreements from our existing subscription customer base. Subscription revenue for the nine months ended June 30, 2007 was $6.6 million, an increase of 41%, or $1.9 million from the nine months ended June 30, 2006. This increase in subscription revenue was primarily attributable to new subscription agreements through MSPs.

Recurring Revenue

	Nine Months Ended June 30
	2007		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Maintenance fees	$29,391	40%	$22,159	38%	7,232	33%
Subscription revenue	6,583	9	4,679	8	1,904	41

Total recurring revenue	35,974	49	26,838	46	9,136	34

License revenue	26,166	36	24,150	42	2,016	8.3
Services	10,624	15	7,155	12	3,469	48

Total	$72,764	100%	$58,143	100%	$14,621	25%

     We generate recurring revenue from both maintenance and subscription arrangements, which is recognized ratably over the contractual term of the arrangement or agreement.
     Recurring revenue for the nine months ended June 30, 2007 was $36.0 million, an increase of 34%, or $9.1 million from the nine months ended June 30, 2006. The increase in recurring revenue resulted from (a) an increase in our maintenance and subscription installed customer base; (b) additional maintenance fees on sales of new licenses; and (c) additional subscription revenue from sales of new subscription agreements through our MSP partners. Recurring revenue as a percent of total revenue was 49% for the nine months ended June 30, 2007, up from 46% for the nine months ended June 30, 2006. The increase is due to (a) strong growth in recurring revenue and (b) the change in mix of recurring and non-recurring revenue.
Revenue by Geography

	Nine Months Ended June 30
	2007		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
North America	$54,683	75%	$45,004	77%	$9,679	22%
International	18,081	25%	13,139	23	4,942	38

Total revenue	$72,764	100%	$58,143	100%	$14,621	25%

     For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world.
     Total revenue for North America for the nine months ended June 30, 2007 was $54.7 million, an increase of 22%, or $9.7 million from the nine months ended June 30, 2006. The increase was primarily due to growth in maintenance revenues and professional services.
Total revenue for our International business for the nine months ended June 30, 2007 was $18.1 million, an increase of 38%, or $4.9 million from the nine months ended June 30, 2006. The increase was the result of strong license sales of our Affinium product primarily in Europe and Asia.
Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.

Cost of Revenue

	Nine Months Ended June 30
	2007		2006
	(Dollars in thousands)
		Gross		Gross
		Margin on		Margin on	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$1,945	93%	$1,231	95%	$714	58%
Maintenance and services	13,663	66	9,817	67	3,846	39
Subscription	523	92	288	94	235	82

Total cost of revenue	$16,131	78%	$11,336	81%	$4,795	42%

Cost of license revenue for the nine months ended June 30, 2007 was $1.9 million, an increase of 58.0% or $714,000, from the nine months ended June 30, 2006. The increase in cost of license revenue was primarily due to (a) a $268,000 increase in labor related costs, (b) a $204,000 increase in royalties. Royalties paid for third-party licensed technology represented 2% of total license revenue for the nine months ended June 30, 2007. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to remain between 1% and 2% of total license revenue. Gross margin on license revenue was 93% in the nine months ended June 30, 2007, down from 95% in the nine months ended June 30, 2006 primarily as a result of higher royalties.
     Cost of maintenance and services revenue for the nine months ended June 30, 2007 was $13.7 million, an increase of 39% or $3.8 million from the nine months ended June 30, 2006. The increase in cost of maintenance and services revenue was primarily due to (a) a $2.2 million increase in labor related costs and (b) a $1.4 million increase in expenses related to sub-contractors resulting from the increase in the number of implementation services performed by us due to higher license revenues in the past year. Gross margin on maintenance and services revenue was 66% in the nine months ended June 30, 2007, relatively unchanged from the nine months ended June 30, 2006. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we subcontract services arrangements.
     Cost of subscription revenue for the nine months ended June 30, 2007 was $523,000, an increase of 82%, or $235,000, from the nine months ended June 30, 2006. The increase in cost of subscription revenue was primarily due to an increase in labor related expenses and royalties related to higher subscription revenue. Gross margin on subscription revenue was 92% in the nine months ended June 30, 2007, down from 94% from the nine months ended June 30, 2006 primarily due to higher royalties.

Operating Expenses

	Nine Months Ended June 30,
	2007		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$29,088	40%	$23,497	40%	$5,591	24%
Research and development	15,863	22	12,159	21	3,704	30
General and administrative	11,852	16	8,148	14	3,704	45
In-process research and development	—	—	4,037	7	(4,037)	(100)
Restructuring charges	1,244	2	—	—	1,244	n/m *
Amortization of acquired intangible assets	1,179	2	715	1	464	65

Total operating expenses	$59,226	82%	$48,556	83%	$10,670	22%

*	Not meaningful.
     Sales and Marketing. Sales and marketing expense for the nine months ended June 30, 2007 was $29.1 million, an increase of 24%, or $5.6 million from the nine months ended June 30, 2006. The increase was primarily the result of (a) a $3.7 million increase in labor related expenses including commissions due to increased headcount and higher revenues , (b) an $837,000 increase in marketing programs resulting from increased promotional activity and new product introductions and (c) a $664,000 increase in share-based compensation expenses.
     Research and Development. Research and development expense for the nine months ended June 30, 2007 was $15.9 million, an increase of 30%, or $3.7 million from the nine months ended June 30, 2006. The increase in research and development expense was primarily the result of (a) a $2.8 million increase in labor related expenses, principally due to increased personnel related to increased investment and development of our Affinium product suite, (b) a $154,000 increase in professional services costs and (c) a $346,000 increase in share-based compensation expenses.
     General and Administrative. General and administrative expense for the nine months ended June 30, 2007 was $11.9 million, an increase of 45%, or $3.7 million from the nine months ended June 30, 2006. The increase in general and administrative expense was primarily the result of (a) a $1.9 million increase in labor-related expenses due to increased headcount to meet the requirements of a public company and to build infrastructure in support of our growth, (b) a $852,000 increase in professional services resulting from increased public company costs and legal fees and (c) a $570,000 increase in share-based compensation expenses.
     In-Process Research and Development. Operating expenses for the nine months ended June 30, 2006 includes a $4.0 million charge for in-process research and development, related to the acquisition of Sane Solutions, L.L.C. by us on March 22, 2006, for which technological feasibility had not been established and for which alternative future uses did not exist. We completed development in June 2006, incurring approximately $450,000 of product development costs, as expected when determining the fair value of the project at acquisition using the income approach. We believe that the estimated in-process research and development amount represents the fair value at the date of acquisition and does not exceed the amount a third party would pay for the project.
     Restructuring charges. In the fourth quarter of fiscal 2006, we initiated the restructuring of certain of our operations in France to realign our resources in that region. As a result of this initiative, we terminated several employees resulting in a restructuring charge and accrual of $255,000 for severance and related costs in the fourth quarter of fiscal 2006 and an additional charge of approximately $1.2 million in the nine months ended June 30, 2007. We do not expect any additional charge relating to the restructuring of certain of our operations in France.
     Amortization of Acquired Intangible Asset. Amortization of acquired intangible assets was $1.2 million for the nine months ended June 30, 2007, an increase of $464,000 over the nine months ended June 30, 2006.

Other Income

	Nine Months Ended June 30,
	2007		2006
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Interest income, net	$1,577	2%	$1,466	3%	$111	8
Other expense, net	57	—	(72)	—	129	n/m	*

Other income	$1,634	2%	$1,394	2%	$240	17%

     Interest income, net was $1.6 million for the nine months ended June 30, 2007, a $111,000 increase from the nine months ended June 30, 2006, reflecting a higher average cash and short-term investment balance in the quarter compared to the same period in 2006. Interest income is generated from the investment of our cash balances, less related bank fees.
     Other expense, net consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and charges. The change in other expense, net, was primarily driven by more favorable foreign currency exchange rates.
Benefit from Income Taxes

	Nine Months Ended June 30
	2007		2006
	(Dollars in thousands)
		Percentage of		Percentage of
		Loss Before		Loss Before	Period-to-Period Change
		Benefit for		Benefit for		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
Benefit from income taxes	$(2,066)	215.4%	$(261)	73.5%	$(1,805)	n/m *

*	Not meaningful.
     The provision for income taxes was a benefit of $2.1 million or an effective tax rate of 215%, for the nine months ended June 30, 2007, a $1.8 million increase in income tax benefit from the nine months ended June 30, 2006. The increase in the income tax benefit partially reflects the $604,000 increase in our loss before income taxes from the nine months ended June 30, 2006 to the nine months ended June 30, 2007. We revise our effective tax rate each quarter to reflect current estimates of the annual effective tax rate. We experienced a decline in revenues in the third quarter of fiscal 2007, resulting in revisions to estimated annual revenue and operating income, increasing tax benefits as a percentage of income (loss) before income taxes.
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
     At September 30, 2006, we had available foreign net operating loss carryforwards of $712,000 that do not expire, against which we have a full valuation allowance, and foreign tax credit carryforwards of $163,000 that expire through 2011. We have no U.S. net operating loss carryforwards. The extent to which we can benefit from our deferred tax assets in future years will depend on the amount of taxable income we generate in those jurisdictions. Our effective tax rate may fluctuate on a quarterly basis due to the volatility caused by the tax impact related to accounting for share-based compensation pursuant to the provisions of SFAS 123(R), changes in tax laws, change in the mix of jurisdictional earnings, revised current estimate or discrete items.
Liquidity and Capital Resources
     Historically, we have financed our operations and met our capital requirements primarily through funds generated from operations, sales of our capital stock and a one-time borrowing from a lending institution. As of June 30, 2007, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $26.2 million, and our short-term investments balance of $25.4 million. As of June 30, 2007, we had no outstanding debt.
     Our cash and cash equivalents at June 30, 2007 were held for working capital purposes and were invested primarily in overnight investments, money market funds and commercial paper with maturities of less than ninety days. Our short-term investments at June 30, 2007 consisted primarily of commercial paper and corporate and municipal bonds. We do not enter into investments for trading or speculative purposes. Restricted cash of $ 254,000 at June 30, 2007 was held in a certificate of deposit as collateral for a letter of credit related to the lease agreements for our corporate headquarters in Waltham, Massachusetts and for our sales office in France. Short-term investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At June 30, 2007, we were in compliance with this internal policy.
     Net cash provided by operating activities was $11.9 million and $9.2 million in the nine months ended June 30, 2007 and 2006, respectively. Net income adjusted for non-cash charges (including depreciation, amortization of acquired intangible assets, share-based compensation, in-process research and development and deferred tax benefits) increased to $7.2 million in the nine months ended June 30, 2007 from $6.2 million in the nine months ended June 30, 2006. Cash provided by operating activities for the nine months ended June 30, 2007 included a decrease in accounts receivable of $7.9 million and an increase in deferred revenue of $2.8 million. The increases in operating cash flow were partially offset by an increase in prepaid expenses and other current assets of $3.5 million and a decrease in accrued expenses of $2.2 million.
     Investing activities consumed $18.1 million and $16.9 million of cash in the nine months ended June 30, 2007 and 2006, respectively. In the nine months ended June 30, 2007, sales and maturities of short term investments generated $31.3 million of cash, which was offset by $47.1 million of cash used for the purchase of short-term investments and $2.3 million of cash used for purchases of property and equipment. In the nine months ended June 30, 2006, net sales and maturities of short-term investments provided $21.9 million, purchases of property and equipment, net of acquisitions, consumed $1.0 million, and net cash paid for acquisitions consumed $28.3 million.
     Our financing activities generated cash of $1.8 million and $1.9 million in the nine months ended June 30, 2007 and 2006, respectively. In the nine months ended June 30, 2007, $2.3 million of cash was generated by exercises of stock options and related tax benefits, offset by the use of $528,000 to pay withholding taxes related to common stock repurchased under employee stock plans. In the nine months ended June 30, 2006, $1.9 million of cash was generated by exercises of stock options and related tax benefits.
     On July 12, 2007, we acquired MarketingCentral, L.L.C. or MarketingCentral, a privately-held provider of on-demand marketing resource management, or MRM, solutions for approximately $12.5 million in cash and transaction-related costs. The acquisition will be accounted for as a purchase transaction in accordance with SFAS 141. The results of Marketing Central will be included in our financial statements from the date of acquisition.
     Capital Expenditures. We make capital expenditures primarily to acquire computer and other equipment, software, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $2.3 million in the nine months ended June 30, 2007 and $1.0 million, net of acquisitions, in the nine months ended June 30, 2006, related primarily to leasehold improvements and purchases of office equipment and computer software to support increased headcount. We expect capital expenditures in fiscal 2007 to continue to increase in a manner consistent with increases in recent years. We are not currently party to any purchase contracts related to future capital expenditures.

     Contractual Obligations and Requirements. Our only significant lease obligation relates to our corporate headquarters in Waltham, Massachusetts. Upon expiration of current operating leases in 2009, we expect to renew the existing lease, or contract for new leased facilities, at prevailing rates. We had no material amounts of purchase obligations at June 30, 2007.
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
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are analyzing the expected impact from adopting this statement on our financial statements, but currently do not believe its adoption will have a significant impact on our financial position or results of operations.
     In February 2007, the FASB issues SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This becomes available when we adopt FAS 157, which will likely be fiscal year 2009. We are analyzing the expected impact from adopting this statement on our financial statements, but currently do not believe its adoption will have a significant impact on our financial position or results of operations.
     In September 2006, the SEC issued SAB 108,, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.
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
Foreign Currency Exchange Risk
     Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Some of our agreements with foreign customers involve payments denominated in currencies other than the U.S. dollar, which may create foreign currency exchange risks for us. Revenue denominated in currencies other than the U.S. dollar represented 21% of total revenue in the nine months ended June 30, 2007, 16% in fiscal 2006 and 14% in fiscal 2005.
     As of June 30, 2007, we had $4.4 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of June 30, 2007, the fair value of our receivables denominated in currencies other than the U.S. dollar would have fluctuated by $441,000. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense). Exchange rate fluctuations on long-term intercompany accounts, which are invested indefinitely without repayment terms, are recorded in other comprehensive income (loss) in stockholders’ equity.
Interest Rate Risk
     At June 30, 2007, we had unrestricted cash and cash equivalents totaling $26.2 million and short-term investments totaling $25.4 million. These amounts were invested primarily in money market funds, commercial paper and corporate bonds, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short-term interest rates and determined that, due to the size and duration of our investment portfolio, a 100 basis point increase in interest rates would not have any material exposure to changes in the fair value of our portfolio at June 30, 2007. Declines in interest rates, however, would reduce future investment income.
Credit Risk
     Our exposure to credit risk consists principally of accounts receivable and purchased customer receivables. We maintain reserves for potential credit losses which, on a historical basis, have been limited due to our ongoing credit review procedures and the general creditworthiness of our customer base. No single customer accounted for more than 10% of our accounts receivable balance at June 30, 2007.
Item 4. Controls and Procedures
Effectiveness of Disclosure Controls and Procedures
     An evaluation was performed by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934, or the Exchange Act is recorded, processed, summarized and reported within required time periods. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures were not effective as of June 30, 2007 for the reason cited below.
     The Chief Executive Officer and Chief Financial Officer determined that in the second quarter of fiscal 2007, we did not have adequate internal controls over financial reporting to provide reasonable assurance that non-standard contract provisions related to the sale of software were sufficiently evaluated and recorded for revenue recognition purposes. In light of our continued growth, the complexity of our business arrangements and the complexity of accounting standards governing revenue recognition, management believes that our controls relating to the evaluation of and accounting for non-standard terms in our software license arrangements need to be improved, as discussed below.
     Management concluded that this control deficiency that existed at March 31, 2007, represented a material weakness. As a result, our Chief Executive Officer and Chief Financial Officer concluded that the internal controls over financial reporting were not effective as of March 31, 2007, as they related to the accounting for non-standard software license arrangements. We made progress addressing this material weakness during the quarter ending June 30, 2007. Nonetheless, as of June 30, 2007 management determined that our controls over financial reporting relating to non-standard contract provisions for the sale of software remain ineffective, and as a result, a material weakness continued to exist as of that date.
Changes in Internal Control over Financial Reporting
     In the normal course of business, we routinely enter into software license arrangements that contain non-standard terms and conditions, which could significantly affect the timing and amount of revenue recognized in a given period. Management concluded that a material weakness existed related to our evaluation and accounting for software license arrangements with nonstandard terms and conditions during the quarter ended March 31, 2007, and continued during the quarter ended June 30, 2007. Specifically, for certain software license agreements, we did not adequately document non-standard terms and conditions contained in these agreements and did not perform sufficient accounting research to determine the impact of such non-standard contractual terms. As a result of this material weakness, we deferred license revenue related to one of the software license agreements entered into during the quarter ended March 31, 2007.
     The material weakness described above could have a significant impact on internal control over financial reporting. Specifically, the absence of strong controls around the identification, research, evaluation and accounting for non-standard revenue transactions could result in errors in the amount of revenue reported in a given period, and such errors could be material. We do not believe the material weakness has had any impact on financial reporting for periods prior to the quarter ended March 31, 2007.
     As a result of the material weakness originally identified during the quarter ended March 31, 2007, we began implementing certain improvements to our internal control over financial reporting during the fiscal quarter ended June 30, 2007. Specifically, we revised our process of reviewing significant non-standard terms contained in our software license agreements to require expanded documentation of each significant non-standard term by our legal department and additional accounting research by our finance department for each significant non-standard term identified by us.
Limitations on the Effectiveness of Controls
     Control systems, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

PART II – OTHER INFORMATION
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
Item 1A. Risk Factors
     The following discussion highlights certain risks which may affect future operating results. These are the risks and uncertainties we believe are most important for our existing and potential stockholders to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. Except for the addition of a risk factor related to the material weakness in our internal controls, we have not made any material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2006.
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
A substantial majority of our perpetual license revenue is derived from our Affinium CampaignTM software, and a decline in sales of licenses of this software could materially adversely affect our operating results.
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
     Our success depends in large part on our proprietary technology. We rely on a combination of patents, trademarks, copyrights, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our software products and services. We cannot assure you that these protections will be adequate to prevent our competitors from copying or reverse-engineering our products, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. As of June 30, 2007, we had four issued U.S. patents and sixteen pending U.S. patent applications. We may, however, be unable to obtain additional patent protection in the future. In addition, any current or future patents issued to us may not provide us with any competitive advantages, or may be challenged by third parties. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Accordingly, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Furthermore, we cannot be sure that steps we take to protect our proprietary rights will prevent misappropriation of our intellectual property.
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
     We have incorporated third-party licensed technology into our current product offerings. Royalties paid for this third-party licensed technology range from 1% to 2% of license revenue and we expect this percentage to remain relatively constant for the foreseeable future. If these technology providers were no longer to allow us to use these technologies for any reason, we may be required to:
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
     We maintain sales offices in France, the United Kingdom, Singapore, Belgium, the Netherlands, Germany, Spain, Australia and Korea. In addition, we have a research and development office in India. Revenue from customers located outside of North America accounted for $18.1 million, or 25% of total revenue, in the nine months ended June 30, 2007, $17.4 million, or 21% of total revenue, in fiscal 2006 and $13.3 million, or 21% of total revenue, in fiscal 2005. Our international operations are subject to a number of risks and potential costs, including:
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

     For example, we recognize software license revenue in accordance with Statement of Position, or SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2 “Software Revenue Recognition” With Respect to Certain Transactions. The American Institute of Certified Public Accountants and the SEC continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements. As a result of future interpretations or applications of existing accounting standards, including SOP 97-2 and SOP 98-9, by regulators or our internal or independent accountants, we could be required to delay revenue recognition into future periods, which would adversely affect our operating results.
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
     We anticipate that we will continue to grow in size and complexity. We recognize that the regulatory environment affecting our business, particularly regulations relating to accounting standards and principles and regulations relating to the Sarbanes-Oxley Act compliance related to our internal controls, continues to become more complex and burdensome. We may not be able to scale our business infrastructure in a way that will allow us to comply with such regulations or comply with such regulations in a timely manner and, in particular, there is a risk that we will not be able to effectively remedy material internal control weaknesses or may have new material control weaknesses in the future. Material control weaknesses or our inability to be compliant with regulations may have a direct negative effect on our long and short term stock performance and may require us to devote significant resources in response to compliance or remedial measures.
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
     We generate recurring revenue from agreements to license our offerings on a subscription basis through MSPs that provide outsourcing and database hosting for on-demand solutions. Our subscription arrangements typically have a license period of one year, although the license periods may range from three to thirty-six months. We intend to seek to increase the percentage of our total revenue derived under the subscription model in order to diversify our revenue stream and generally provide us with greater revenue predictability in the long term. Since revenue from a subscription arrangement is recognized ratably over the contractual term of the arrangement rather than upon product delivery, a greater shift than anticipated from perpetual license agreements towards subscription arrangements will result in our recognizing less revenue in the initial quarters of the license period. Similarly, a decline in new or renewed subscription arrangements in any one quarter will not necessarily be fully reflected in the revenue for that quarter and may negatively affect our revenue in future quarters. Differences in the mix of our perpetual license revenue and our subscription fees revenue could cause our operating results for a quarter to vary from our announced guidance or expectations of equity research analysts or investors, which could result in volatility in the price of our common stock.
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
     The software industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. From time to time, we receive claims that our software products or business infringe or misappropriate the intellectual property of third parties. For example, in fiscal year 2006 we settled a lawsuit with NetRatings, Inc. relating to the alleged patent infringement of our NetTracker software, a product we acquired as part of our acquisition of Sane Solutions, LLC, (Sane).
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
     We intend to continue to pursue acquisitions of businesses, technologies and products that will complement our existing operations. On December 20, 2005, we acquired certain assets of MarketSoft Software Corporation and on March 22, 2006, we acquired Sane, as further described in Note 6 to our condensed consolidated financial statements. Most recently, on July 12, 2007, we acquired MarketingCentral L.L.C., as described in Note 15 to our condensed consolidated financial statements. We cannot assure you that these acquisitions or any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:
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
     We will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC and the NASDAQ Global Market, or NASDAQ, has imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.
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
If the material weakness in our internal control over financial reporting that we have identified is not remedied effectively, it could result in a material misstatement in our financial statements not being prevented or detected and could adversely affect investor confidence in the accuracy and completeness of our financial statements, and could have an adverse effect on the trading price of our common stock.
Through, in part, the documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management has concluded that we did not have adequate internal controls over financial reporting to provide reasonable assurance that non-standard contract provisions related to the sale of software were sufficiently evaluated and recorded for revenue recognition purposes, and that this control deficiency represented a material weakness as of March 31, 2007. In addition, management determined that these controls remained ineffective as of June 30, 2007, and as a result, a material weakness continued to exist as of that date. These material weaknesses and our remediation plans are described further in Item 4 in this Quarterly Report on Form 10-Q.
Any material weakness or unsuccessful remediation could have a material adverse effect on reported results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. Prior to the elimination of this material weakness, there remains risk that the controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

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
     We anticipate that our executive officers and directors and entities affiliated with them will, in the aggregate, continue to beneficially own approximately 42% of our outstanding common stock in the near term. In particular, Yuchun Lee, our co-founder, chief executive officer, president and chairman, beneficially owned approximately 23% of our outstanding common stock as of June 30, 2007. Our executive officers, directors and affiliated entities, if acting together, would be able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the quarter ended June 30, 2007, we did not issue any unregistered shares of our common stock.
     We sold an aggregate of 4,470,000 shares of our common stock, $0.01 par value, in our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-120615) that was declared effective by the SEC on August 3, 2005. Our aggregate net proceeds totaled $38.5 million, consisting of net proceeds of $31.8 million from our sale of 3,750,000 shares in the firm commitment initial public offering and $6.7 million from our sale of 720,000 shares upon the exercise of an over-allotment option granted to the underwriters in the offering. We have used a portion of the proceeds to fund a $1.0 million redemption payment to the holders of our Series B Preferred Stock as of August 3, 2005, the $7.3 million purchase of certain assets and assumed liabilities of MarketSoft in December 2005, the $21.8 million purchase of Sane in March 2006 and the $12.5 million purchase of Marketing Central in July 2007. With the exception of these payments, none of our net proceeds from the initial public offering have been applied. Pending such application, we have invested the remaining net proceeds in cash, cash equivalents and short-term investments, in accordance with our investment policy, in commercial paper, money-market mutual funds and municipal bonds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent of more of our equity securities, or any of our other affiliates.
Item 6. Exhibits

Exhibit
Number	Description
10.1*	Fiscal Year 2007 Executive Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2007 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31. 2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32. 1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
August 9, 2007

UNICA CORPORATION

/s/ Yuchun Lee

Yuchun Lee
Chief Executive Officer, President and Chairman

/s/ Ralph A. Goldwasser

Ralph A. Goldwasser
Senior Vice President and Chief Financial Officer [Principal Financial Officer]

/s/ Kevin R. Thimble

Kevin R. Thimble
Vice President and Corporate Controller
[Principal Accounting Officer]

Exhibit Index

Exhibit
Number	Description
10.1*	Fiscal Year 2007 Executive Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2007 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31. 2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32. 1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement