Form 10-K
period 2007-09-30
UNICA CORP
filed 2008-01-07
CIK 1138804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

or
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2007 was approximately $124,115,823, based on the last reported sale price of the common stock on The Nasdaq Global Market on March 31, 2007.

The number of shares of the registrant’s common stock outstanding as of December 7, 2007 was 20,210,975.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended September 30, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exceptions of the portions of the Proxy Statement expressly incorporated by reference herein, such document shall not be deemed filed with this Annual Report on Form 10-K.

UNICA CORPORATION
ANNUAL REPORT ON
FORM 10-K
FOR FISCAL YEAR ENDED SEPTEMBER 30, 2007

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

Overview

Unica Corporation was incorporated in Massachusetts in December 1992 and reincorporated in Delaware in June 2003. We are a leading provider of software and services used to automate marketing processes. Our comprehensive set of integrated software modules is offered under the “Affinium®” name. Focused exclusively on the needs of marketers, Unica’s Affinium software streamlines the marketing process for direct, Internet and brand marketing — from analysis and planning, to budgeting, production management, execution and measurement. As one of the most comprehensive Enterprise Marketing Management (EMM) suites on the market, Affinium delivers a marketing “system of record” — a dedicated solution through which marketers capture, record and easily manage marketing activity, information and assets, rapidly design campaigns, and report on performance. Our Affinium solution is designed to benefit our customers by increasing their revenue and profitability, improving their visibility to marketing activity, and strengthening their marketing investment accountability.

Our software products can be licensed on a perpetual or subscription basis, and can be deployed either at the customer’s location (“on premise deployment model”) or managed as a remotely hosted solution by our Marketing Services Providers (MSPs) or, for certain products, by Unica (“On-demand” software as a service deployment model). Our software uses an open, scalable and flexible product architecture with built-in data access functionality, which facilitates rapid implementation and deployment in any deployment model.

Our worldwide, installed base consists of over 600 customers in a wide range of industries, including financial services, insurance, retail, telecommunications, and travel and hospitality. Our customers include the top ten retail banks in the U.S., fourteen of the twenty largest global diversified financial services providers, three of the top five U.S. telecommunications providers, four of the top five global automotive manufacturers, and seven of the top twenty U.S. retailers, as well as numerous large and medium-sized companies across other industries. We offer our software primarily through our direct sales force, as well as through alliances with MSPs, resellers, distributors and systems integrators. We also provide a full range of services to our customers, including implementation, training, consulting, maintenance and technical support, best practices, and customer success programs. In addition to reselling and deploying our products, MSPs and systems integrators also offer a range of marketing program design, support, and execution services on an on-demand or outsourced basis.

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

Industry Background

U.S. spending on media communications is expected to reach $942 million in 2007 and grow at an annual compound rate of 6.7% through 2011, making it the third fastest growing sector of the U.S. economy. Despite the significant investments in media advertising, promotions, direct marketing activities, Internet advertising and other marketing services, most businesses have not fully automated their marketing functions or developed capabilities to measure and continually improve results. Other business functions, such as sales, manufacturing, logistics and finance, have implemented comprehensive software applications to automate workflow, business processes, information management and measurement. Marketing organizations, however, typically continue to rely on a combination of manual processes, internally developed software programs, and desktop office productivity software such as graphics packages, word processing and spreadsheets to conduct marketing activities limiting their ability to effectively manage, track and measure results or improve productivity.

Changing Market Dynamics

Powerful trends are reshaping businesses, driving the need for more robust software applications that can meet the changing needs of marketing organizations:

Increase in marketing complexity.  The proliferation of media — particularly the rapid growth in Internet usage, the number of radio, cable and satellite television channels, text messaging, user-generated content, blogs and online gaming — has changed the concept of “mass media” and is requiring marketers to understand, use and measure a broader and more complex marketing mix to reach consumers. The buying process itself has also become cross-channel, as consumers increasingly research decisions on the Internet but then purchase in-store and vice-versa. Forrester Research, Inc. estimates that almost $400 billion of store sales — or 16% of total retail sales — are directly influenced by the Internet as consumers research products online and purchase them offline. This figure is expected to grow at a compound annual growth rate of 17% over the next five years, resulting in more than $1 trillion of store sales by 2012. We believe marketers must use technology to understand buyers’ cross-channel behavior and harness this trend.

At the same time, demographic changes are leading businesses to develop separate products and services to target distinct groups of consumers, rather than simply developing a single product or service to be marketed broadly to a large, but not necessarily homogeneous audience. Businesses now must implement more frequent and diversified marketing programs, often targeted to the individual consumer, with the ability for offers to be varied based on real-time data from the Internet, call center and other interactive channels.

Growth in consumer power.  The balance of power in the marketplace has been shifting from businesses to consumers. Consumers today exercise unprecedented control over the marketing and buying process through the use of new technologies, such as Internet ad blockers, digital video recorders, email filters, RSS (Really Simple Syndication) feeds and consumer-generated online content and reviews. With today’s technology, consumers can quickly research pricing, read peer and expert reviews and take advantage of unlimited choices in product options, as well as determine how, when, and what marketing they receive. Moreover, recent privacy regulations, such as national and local “do not call” registries and anti-spam legislation, permit consumers to opt out of specific marketing channels and restrict businesses from using personal information for specified marketing purposes. This power-shift requires marketers to be more adept at understanding individual consumer preferences and needs, and puts increasing pressure on marketers to adopt technology to automatically gather and analyze this data, and deliver marketing communications to meet customer expectations.

Proliferation of consumer data.  Businesses have access to increasingly large quantities of consumer data that can be used to enhance the effectiveness of marketing operations. Information about consumer preferences, attributes and buying patterns is more readily available as a result of:

•	the automation of sales force and call center operations using customer relationship management (CRM), applications and back-office operations using enterprise resource planning (ERP) systems;

•	the increased use of the Internet and other media channels that enhance the two-way flow of information between businesses and consumers; and

•	the improved availability of consumer data aggregated by credit agencies and other vendors.

Marketing organizations are now able to capture these growing volumes of consumer data because of significant technological advances, including improvements in computing power, network bandwidth and storage. Organizations that use this information to better understand and serve customers derive significant competitive advantage.

Marketing accountability.  Business management trends such as Six Sigma and regulations such as the Sarbanes-Oxley Act of 2002 have increased focus on process, productivity and accountability across all facets of a business. Marketing departments, often wielding large discretionary budgets, have come under increasing pressure to track spending, processes and approvals, as well as to justify investments.

To respond to these fundamental trends, businesses must reorient their practices around customer attributes, preferences and behaviors. Marketing organizations must transform their organizations to better capture customer information, deliver more precise and relevant communications, and measure and justify the effectiveness of their marketing activities in generating revenue. Marketers cannot effectively meet these demands using manual processes, internally developed software programs and desktop productivity software. We believe they cannot continue to succeed without leveraging all of the consumer data at their disposal and integrating the customer experience across channels.

Enterprise Marketing Management

EMM solutions helps businesses manage the complexities and processes of marketing and achieve customer-relevancy, all while driving revenue growth, cost efficiencies, and accountability. With EMM solutions, marketers can manage the end-to-end process of marketing, from analysis to planning, creative production management, execution and measurement. EMM solutions contain unique capabilities to help marketers manage this process for all aspects of marketing including brand, direct and Internet marketing. EMM does this in three key ways:

•	Analytics — enabling marketers to sift through massive quantities of customer data to better understand, anticipate and respond to customer behaviors and needs, with improved targeting and relevant marketing. Examples include identifying products or services customers are most likely to buy next, pinpointing customers who are likely to stop buying and discovering new market segments. In addition, analytics allow marketers to track and measure marketing program effectiveness for continuous improvement.

•	Automation — enabling marketers to more rapidly respond to customer activities and trends, reduce time to market and encapsulate best practices for higher productivity. For example, with our EMM solutions, an organization can establish an automated routine for identifying incomplete Internet transactions and reaching out to customers via email with offers to entice them to complete the online purchase, application, or activation.

•	Workflow and resource management — allowing marketers to consistently manage plans, projects, budgets, people, and assets. By providing a shared, common workspace for marketers in which marketers articulate objectives, plans, work steps and resources needed, teams ensure that activities are aligned, track project status and hand-offs, and document processes for auditing and improvement. Templates enable repeatable processes that save time, speed learning and provide consistency. Digital asset repositories ensure that marketers only use approved content and minimize duplication. Special capabilities for resource management enable marketers to better plan and manage the work of human resources — whether those are internal resources or outside contractors and agencies.

Combined, these capabilities create a “marketing system of record,” a dedicated solution through which marketers capture, record and manage marketing activity, information and assets, rapidly design campaigns, and report on performance. This system of record is critical to support process documentation, improvement and productivity and to enable marketers to manage the growing complexity of the marketplace.

In response to changing market dynamics and the availability of comprehensive marketing software suites, such as ours, marketing executives are increasingly acknowledging a need for EMM. According to Forrester Research, a significant, and growing, majority of marketers — 83% — agree that they need a more comprehensive and integrated application suite in order to increase their effectiveness.

Based on this growing need for EMM software, a sizable market opportunity has developed for providers that can offer a comprehensive EMM solution. Forrester forecasts that the worldwide market for enterprise marketing platforms, including software license and maintenance revenues, will grow from just more than $1.7 billion in 2007 to just under $5.5 billion in 2013. Forrester expects this market to grow at a healthy rate, just under 20% annually, until 2013.

Unica’s Enterprise Marketing Management Solution; The Affinium Suite

We believe our EMM suite, Affinium, is the most comprehensive solution available on the market today. With capabilities that are both broad and deep, Affinium meets the needs of marketers in mid-sized to large enterprises in nearly any industry, from business-to-consumer to business-to-business markets. Our Affinium suite provides capabilities to improve all facets of marketing including brand-oriented initiatives designed to increase market awareness and providing customers and prospects with the best offer in real-time as they shop on the web or through a call center agent. Affinium automates execution and workflow, and captures key data and information, across five core marketing processes, providing a closed-loop marketing cycle and delivering increased marketing effectiveness and measurability.

Analysis.  Affinium offers predictive, customer and web analytics, as well as integrated capabilities for contact optimization. With these capabilities, marketers can analyze large volumes of consumer and business data to better understand customer behavior, preferences and attributes; predict future customer behaviors and then target marketing programs more precisely. Analytics answer key questions such as, “Who are my most valuable customers and how can I attract more?,” “Which content on my website is most effective at generating leads?,” “What is the best offer to show this customer while they are on my website?,” and “Which direct mail incentive is most effective?” Affinium provides this critical information for understanding customer buying behavior and preferences across all channels (web sites, stores, etc.) so that marketers can plan and execute marketing initiatives that generate higher response rates and engender customer loyalty. With consumers demanding increasing personalization in order to hear marketing messages, strong analytics are critical to marketing success. Our offerings also deliver extensive historical and predictive analysis capabilities to evaluate marketing results, and improve marketing strategies and tactics.

Planning.  With the planning capability of Affinium, marketing organizations articulate their marketing plans and budgets in a shared repository that is accessible to the entire organization and used to drive all marketing activity. With Affinium, marketing teams can collaboratively plan strategies, budget projects, develop best practice templates, assign resources, and create automated and centralized calendars. This leads to tighter alignment between tactical projects, such as specific campaigns, and strategic objectives. Non-aligned and duplicate projects are immediately visible and can be rejected or adjusted to ensure marketing dollars are optimally invested. The web-based planning enables easy roll up of project plans against budgets and strategic objectives, providing visibility to executive management, and making it easier for marketing groups to stay within budget constraints.

Design and Production Management.  Affinium helps manage the steps, workflow, resources and assets associated with approved plans and projects. Collaborative tools such as project-tracking templates, automated notifications and alerts on upcoming action items or project status, and automated approval routing and online mark-up of creative materials enable marketers to manage the marketing process with their teams, agency partners, legal departments, management, and others. Digital asset repositories keep track of asset status and ensure the use of the latest approved versions of materials, minimizing re-work and documenting process compliance. Vendor management creates a history of activity that allows diverse marketing teams to quickly find vendors for new projects.

Execution.  Affinium is used to automate individual interactions with customers and prospects as well as manage Internet and mass communications. Using Affinium’s event-detection, cross-channel campaign management and lead management capabilities, marketers put customer insight into action with outbound, inbound (websites, call centers, ATMs, etc.) and event-based marketing. Based on analytics and rules established by the marketer, Affinium automates the process for determining what and how to market to each customer or prospective customer and delivers those communications across channels including email, direct mail, call centers, websites and other channels. Without this kind of technology it is impossible to deliver truly personalized communications to 10’s or 100’s of thousands and certainly not to millions of individual customers.

Closed-loop Measurement.  Affinium automates processes for tracking responses and results of marketing initiatives, as well as analyzing and reporting those results. Because of its open architecture, Affinium is able to access customer responses and other results data from across an organization’s business systems and allow marketers to easily establish rules for linking results to the marketing initiatives that created them. Affinium provides built-in reporting, dashboards, and automated report distribution capabilities to foster visibility, accountability and improved decision-making about marketing investments. With its unique integration of web analytics, Affinium gives marketers the ability to look at results across channels, in the aggregate or at an individual customer level.

We believe the following key attributes differentiate our Affinium offerings:

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

“Any-premise” deployment and leveraging of existing data sources.  Our open, scalable and flexible product architecture and built-in data access functionality allow our Affinium offerings to be implemented and deployed quickly, enhancing a customer’s return on investment. By leveraging our Universal Data Interconnect (UDI) technology, our products work with a customer’s multiple pre-existing data sources and scale from small business-to-business scenarios, to implementations with hundreds of millions of customer records. In addition, our Affinium architecture and flexible deployment models allow customers to implement our software, either on-premise or on-demand. The software modules of the Affinium suite can be implemented all at once, individually or incrementally, providing organizations with flexibility to meet their needs and budgets.

Integrated web and customer analytics.  Our Affinium offerings incorporate advanced analytics that track and integrate on and off-line customer behavior to facilitate customer segmentation, one-to-one communication optimization and predictive modeling. Our integrated offerings place extensive web, historical and predictive customer analytics capabilities in the hands of marketing professionals, rather than statisticians. Marketers can use Affinium to more easily share their analytical insights with their customer service and sales organizations, as well as throughout the rest of the enterprise. By being able to “self-serve” their analytic needs, marketers can get to market sooner and improve the effectiveness of their marketing campaigns.

In addition to the differentiation of our offerings, we believe we are differentiated from our competitors due to the following factors:

Exclusive focus on marketing organizations and EMM solutions.  Our executive management, product development, sales, marketing and service teams focus exclusively on understanding the needs of marketers and providing marketing organizations with EMM solutions. We believe this focus provides a competitive advantage, as we have developed significant marketing domain expertise and have designed solutions specifically tailored for marketing organizations, covering the full marketing process from analysis to planning, execution and measurement across all of the channels marketers use to engage their customers. As a result, our Affinium offerings fit the varied and distributed nature of marketing organizations, allowing information and work to be shared among corporate groups, regional field marketers, external agencies and other service providers while improving accountability and measurability.

Market leadership recognition and customer endorsement.  Unica is a recognized leader in marketing software solutions. We have been named the winner of CRM Magazine’s CRM Market Leader Awards for Marketing Automation for the last four consecutive years. In addition, Unica was named to the Visionaries Quadrant in Gartner’s Magic Quadrant for EMM, 2Q07. Unica has earned this reputation based on the strength of its software solution and as a result of its commitment to customer success. Historically, more than ninety percent of our customers renew their software maintenance on an annual basis.

Our Strategy

Unica’s mission is to “Power the Success of Every Marketing Organization.” Our objective is to be the leading global provider of EMM technology. To achieve this goal, we are pursuing the following strategies:

Maintain product leadership in the marketing domain.  We intend to build upon our product and technology leadership by continuing to invest in research and development to expand our EMM offerings and increase the functionality of our current offerings. In spite of the growing awareness of and need for complete and integrated EMM solutions, the purchasing of marketing solutions remains fragmented within many large corporations, with the Internet marketing group acting independently from the direct marketing or marketing communications teams. Unica expects to maintain market leadership through our solutions designed to meet the needs of specific marketing challenges and teams, such as Internet marketing, while attempting to lead the market to the converged EMM solution that we believe is currently emerging. Thus, we intend to continue to deepen capabilities within our offerings, such as real-time marketing, while continuing to expand the breadth of our capabilities to meet the needs of more organizations.

Offer flexible deployment options.  To meet the needs of the widest number of potential customers, we will continue to offer our solutions for on-premise and on-demand deployments, both through our partners and directly from Unica. We believe this strategy lets us address the entire market for EMM, from the largest enterprises to the smallest, and provides a competitive advantage by enabling our customers to continue to leverage our solutions even as their needs change.

Expand customer relationships.  Our commitment to customer success and high annual renewal rates affords us an opportunity to continually deepen and expand our existing customer relationships. Expansion typically occurs in three ways: licensing additional capacity as our customers grow their marketing teams and as they expand automation throughout their organizations; the sale of new modules such as web analytics, lead management or real-time recommendation capabilities; and penetration into subsidiaries and business divisions within large enterprises. In addition, we believe our close relationships with our customers provide us with valuable insights into the challenges that are creating demand for additional EMM solutions and enable us to deliver products that better meet marketers’ needs.

Penetrate new markets and market segments.  The market for EMM solutions is in its early stages. According to Gartner, Inc.’s “Hype Cycle for CRM Marketing Applications, 2007,” dated June 27, 2007,

only one to five percent of the target market has currently adopted EMM. We intend to continue to penetrate verticals in which we are already strong but for which there remains room for growth, reach into new industries and vertical markets and expand geographically through investments in direct sales and partners.

Leverage strategic alliances.  We have developed strategic relationships with MSPs and systems integrators around the world in order to increase distribution of our products, supplement and extend our EMM offerings, and enhance market awareness of our company and offerings. We will continue to leverage our sales and service resources by expanding our relationships with our existing MSPs and systems integrators. We will selectively seek alliance opportunities with additional MSPs, systems integrators, and distributors particularly in countries outside the United States, to complement or expand our business by offering configuration and integration support, data management, and strategic marketing services. In addition, we will expand and introduce new alliance programs with other complementary service and solution providers, such as third-party providers of Internet marketing services, as part of our Internet Marketing and Marketing Resource Management Alliance programs.

Selectively pursue strategic acquisitions.  To complement and accelerate our internal growth, we intend to pursue acquisitions of businesses, technologies and products that will complement our existing operations. For example, the acquisition of Marketic by Unica France in May 2003 has provided us with additional customers and a base of operations in Europe. Our acquisitions of MarketSoft Software Corporation and Sane Solutions in 2006 enabled us to introduce new capabilities for event-based marketing, lead management and web analytics, enhancing capabilities for our customers to track and analyze cross-channel customer behavior and deliver more targeted and precise communications to their consumers through nearly any channel, including sales and partner channels. Finally, our acquisition of MarketingCentral in July 2007 has provided us with a leading on-demand marketing resource management solution.

Products

Our software offerings provide marketing organizations with a comprehensive set of integrated modules that enable marketers to manage the end-to-end process of marketing, from analysis to planning, production management, execution and measurement. Through this functionality, our Affinium offerings can help businesses increase their revenues and improve the efficiency and measurability of their marketing operations.

Our software offerings are collectively referred to as Affinium and consist of six top-level modules: Campaign, Plan, Detect, Leads, NetInsight, Model, MarketingCentral and Insight. The modular design of our Affinium offerings provides our customers with flexibility to deploy all of our offerings at once or to implement our software products individually or incrementally. By deploying multiple Affinium modules, a business can, for example, coordinate and measure all of its direct marketing operations, act upon analytically generated insights, and prepare consolidated reports that facilitate the evaluation and dissemination of marketing program results. Moreover, we have designed our Affinium modules to be integrated with each other. In addition, through our open and flexible product architecture, we enable data integration with existing third-party enterprise applications as well as migration from previous EMM implementations. As a result, our software allows marketing objects, such as customer segment definitions, digital assets, offers, customer treatment strategies and other marketing content, to be created once and then shared throughout a business, thereby increasing productivity, re-use, and consistency across multiple channels, and creating the marketing system of record. The consistent user interface across all of the Affinium modules reduces training costs and speeds user adoption.

Affinium Campaign allows marketing organizations to easily create, test and execute customer interaction strategies across outbound and inbound touch points using a common graphical user interface. Marketers can quickly create powerful marketing campaign logic using graphical flowcharts. Reusable campaign templates can be adapted to deliver personalized acquisition, retention, cross-selling and other treatment strategies through outbound channels such as direct mail, email, telemarketing and the web. Marketers can use Affinium Campaign to test customer interaction strategies by iteratively changing customer selection criteria, promotional offer materials or personalized digital marketing appearances, and then evaluate the effectiveness of each strategy before executing a program. We also offer several optional modules to extend Affinium Campaign’s capabilities, to include electronic messaging of personalized email and mobile text messages, real-time marketing analysis of recent interactions and historical patterns, optimization analysis and a centralized repository of marketing campaigns.

Affinium Plan provides marketing operations and resource management capabilities that help marketers define, coordinate, monitor, control and measure marketing program activities. Affinium Plan provides visibility into all marketing initiatives, thereby enabling businesses to improve their consistent use of best practices and execution, decision-making, management and overall productivity for those initiatives. We also offer three optional modules within Affinium Plan that provide the ability to centrally store marketing plans, track and analyze results of marketing plans, create, review, approve and store digital files and manage marketing budgets and expenses.

Affinium Detect uses patented event-detection technology to efficiently monitor high volumes of transactional data to identify significant changes in behavior over time that signal a need to interact with a customer for sales or service opportunities. Affinium Detect is able to identify changes specific to each customer such as unusually high deposits in a bank account, significant decreases in purchases at a retailer, or changes in calling patterns that might indicate customer attrition for a mobile phone operator. Customers can develop their own rules or use the over 150 pre-packaged events and alerts offered with the software. Once detected, other modules within the Affinium Suite, such as Affinium Campaign or Affinium Leads can act on the events and marketing opportunities identified by Affinium Detect.

Affinium Leads enables marketers to better manage the qualification, enrichment, distribution and maturation of leads between marketing activities and multiple sales channels such as telesales, channel partners, and field sales for higher closure rates and greater revenue. Affinium Leads helps automate the analysis, prioritization and distribution of leads based on easily defined business rules that can incorporate sophisticated analytics, regional overlays, product group hierarchies and channel partners. These leads can be managed within Affinium’s own interface or routed to existing contact management software or sales force automation systems. In addition, the application provides the capability to report on lead status and results so that managers can take action to improve closure rates, and marketers can gain a more comprehensive view of which programs drive the most valuable leads. In addition, we offer optional modules of Affinium Leads that provide the ability to manage and track lead referrals across lines of business and a contact management capability.

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

Affinium Insight provides powerful analytics for marketing performance management and cross-channel customer analysis through an easy-to-use, visually intuitive interface designed specifically for marketers. It allows marketers to select and focus on the data most relevant to them with flexible, visual exploration, unlimited drilling and seamless integration to Affinium Campaign to analyze, understand and fully leverage the cross-channel buying experience and the performance of their marketing efforts.

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

MarketingCentral/AgencyCentral is an on-demand marketing resource management (MRM) solution, providing capabilities that help marketers define, coordinate, monitor, control and measure marketing program activities. Unlike a traditional installed software solution, MarketingCentral’s on-demand architecture means it is entirely accessible from any web browser with internet access and does not requires the customer to provide any computer hardware or do any software installation on their own equipment. Further, MarketingCentral has more straight-forward configuration options than a more complex MRM solution, making it easy and fast for customers to set the software up and begin using it.

Services

We provide a full range of services to our customers through four principal services groups:

Professional Services.  Our professional services group provides implementation, training and consulting services to our customers, MSPs, systems integrators and other alliance partners. Implementation services include the installation of our software, identification and sourcing of legacy data, configuration of rules necessary to generate marketing campaigns, distribute leads and manage marketing processes, creation of reports, and other general services for our software. We offer customers, MSPs and systems integrators a full range of training and education services, including classroom, onsite and web-based training. We also offer a variety of consulting services to existing customers (such as process design and best practice services) to help them use their licensed Affinium software more broadly and efficiently.

Maintenance and Technical Support.  We provide maintenance on a centralized basis from our headquarters in Waltham, Massachusetts. We provide technical support on a centralized basis from our headquarters in the United States and on a regional basis from centers in the United Kingdom, France and India. We currently offer two levels of maintenance, standard and premium, both of which generally are sold for a term of one year. With both of these maintenance levels, customers are provided with online access to our customer support database, technical support and software updates and upgrades. With premium maintenance, customers are provided additional services such as emergency service response and periodic onsite utilization reviews.

On-demand and Managed Infrastructure Services.  For our Affinium NetInsight and MarketingCentral products, we offer a range of software on-demand and management services from fully-hosted, multi-tenant deployments to infrastructure management. Unica provides everything needed to quickly implement Affinium solutions. We can host part or all of a solution in our facility allowing customers to reduce IT costs and free up resources to focus on core business activities, while gaining the reliability, security, and scalability they require. In addition, we offer consultative services to our hosted customers, such as best practices for website and Internet marketing measurement, report development, and marketing process development.

Customers

We have a worldwide installed base of over 600 companies in a broad range of industries. A significant number of these companies sublicense our products from MSPs, as described under “Alliances — Marketing Service Providers” below. See Note 13 to our consolidated financial statements for geographic data regarding our revenue from customers located outside of the United States.

We target our sales and marketing efforts to a wide variety of industries, focusing on marketing executives and the IT staff that support them. We have focused our sales efforts to date principally on the financial services, insurance, media, retail and telecommunications industries as these industries include significant numbers of businesses with large numbers of customers and prospects.

No single customer accounted for 10% or more of our total revenue in fiscal 2007, 2006 or 2005.

Sales and Marketing

We sell and market our software primarily through our direct sales force and in conjunction with MSPs, systems integrators and distributors. In addition to our headquarters in Waltham, Massachusetts, we have sales offices in several U.S. cities. Outside the United States, we maintain sales offices in France, the United Kingdom, Singapore, Belgium, the Netherlands, Germany, Spain, Australia and Korea, and also have sales personnel located in Canada and Thailand.

Sales.  Our direct sales force, which consists of account executives, subject matter experts, technical pre-sales engineers, inside sales account development representatives, alliance partner managers and sales management is responsible for the worldwide sale of our products to businesses across multiple industries and is organized into named account, geographic, product and channel focus.

Marketing.  Our marketing activities consist of a variety of programs designed to generate sales leads and build awareness of our company and our EMM offerings. These activities include traditional product marketing functions, such as production of both hardcopy and digital product and company promotional material, gathering of customer and partner input for new product features, and creation of solution demonstrations. We build awareness of our company and generate sales leads through Internet marketing, such as blogs, search engine marketing and display ads; trade shows; seminars; direct mail; customer and partner events; and limited print advertising.

Alliances

We enter into alliances with MSPs, systems integrators and distributors to acquire new customers and to provide existing customers with a full spectrum of implementation services and training support, customer data management, and marketing program design and support. An MSP or systems integrator participated in selling or deploying Affinium software in a significant number of our perpetual and subscription license agreements in fiscal 2007. Our alliance strategy enables us to become part of a total marketing solution for businesses and provides the potential, through referrals and co-marketing opportunities, to expand our contacts with prospects in new and existing markets. We will seek alliance opportunities with additional MSPs, systems integrators and distributors, particularly in additional countries outside the United States, that can complement or expand our business by offering configuration and integration support, data management and strategic marketing services.

Marketing Service Providers.  MSPs offer a range of data services, marketing program design, support, and execution services on an on-demand or outsourced basis. We selectively establish and maintain relationships with MSPs to resell and deploy our products. Current significant MSPs include Acxiom, Epsilon and Harte Hanks as well as other MSPs in North America, EMEA and Asia Pacific. We enter into subscription arrangements with MSPs with respect to the Affinium offerings being used, and the MSPs then enter into sublicenses of those offerings with their own clients.

Systems Integrators.  Our relationships with systems integrators allow us to leverage our business model by selectively subcontracting or outsourcing integration and configuration services, thereby enabling us to focus our resources on additional sales of software licenses. Systems integrators also serve to provide us with leads for new business and bundle our products into joint industry or solution offerings. Our systems integrators help their customers develop strategies for implementing our EMM offerings, provide implementation support, and offer assistance with ongoing measurement and process improvement. Strategic systems integrators include Accenture and IBM as well as a number of specialist providers and regional systems integrators in and outside the United States.

Distributors.  We have relationships with select distributors outside of the U.S. In addition to representing us in their local markets and selling our solutions, our distributors also typically offer systems integration and consulting services, and may also serve as an MSP in their local markets. We currently use distributors in Latin American, Japan, the U.K. and Israel.

Technology

Our product design philosophy is to deliver products that scale to meet the information processing volumes and computational complexity of sophisticated global marketers, while providing marketing process flexibility and software usability to meet the needs of marketing organizations across a range of industries, company sizes and marketing skill sets. Key elements of our technology include:

•	Software Architecture. Our products have been developed using a logical multi-tier Internet architecture consisting of presentation, application logic and data management layers. Our products are highly scalable, enabling expansion at each tier, support of large databases and a large number of users.

•	Powerful Data Access. Our UDI technology enables Affinium offerings to access and adapt easily to multiple existing marketing data sources, such as data warehouses and files, without requiring data replication or imposing proprietary data structures. UDI uses software wizards to guide the data mapping and access configuration to enable data-level integration without programming. UDI allows marketing organizations to dynamically access and manipulate all available levels of marketing data within campaigns for more accurate targeting and on-the-fly data aggregation and computations.

•	Advanced Analytics and Optimization. Our Affinium offerings provide a broad range of integrated analytics, including analytical processing, data visualization, automated data mining and optimization algorithms. We have developed a number of analytic capabilities that enable rapid performance of sophisticated analytic processes to improve the productivity of marketers and the efficiency of marketing programs.

•	Interoperability. Affinium applications are based on the Java 2 Enterprise Edition, or J2EE, development framework. Affinium applications can be integrated with other standards-compliant applications, including .NET-based applications using standards-based Application Programming Interfaces (API’s). The Java platform is deployable and readily supported on most software and hardware platforms

•	Technology Relationships. We have formed relationships with vendors of software and hardware technologies to help ensure that our products are compatible with industry standards and to take advantage of current and emerging technologies. In particular, we maintain relationships, and support operating systems for platforms from companies such as Hewlett-Packard, IBM, Microsoft, Netezza, Oracle and Sun Microsystems. These companies may provide us with early releases of new products and, in some cases, access to technical resources to facilitate compatibility with their products.

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

Our research and development expense totaled $22.0 million in fiscal 2007, $17.1 million in fiscal 2006, and $11.5 million in fiscal 2005.

Competition

The market for EMM software, which has emerged only in recent years, is intensely competitive, evolving rapidly and highly fragmented. We believe the following factors are the principal methods of competition in the EMM market:

•	marketing focus and domain expertise;

•	product functionality, performance and reliability;

•	breadth and depth of product offerings;

•	ability to offer integrated solutions, especially for Internet and traditional marketing;

•	services organization and post-sale support;

•	total cost of ownership;

•	large and reference-able customer base;

•	time to market;

•	product architecture, scalability and flexible deployment options; and

•	price.

We believe our products compete with the following:

•	Internally developed solutions based on horizontal workflow applications and desktop software

•	CRM and other enterprise application vendors such as Siebel, a division of Oracle

•	Infrastructure software, including data warehousing and business intelligence tools, from providers such as SAS and Teradata

•	EMM software products from a number of privately-held vendors such as Aprimo

•	Web analytics and Internet marketing products from Omniture and WebTrends

We believe we effectively compete against these solutions in a number of ways, including: our market focus and domain expertise which make our solutions better suited to marketers’ needs, our open-architecture and flexible deployment options which facilitate more rapid deployment and lower cost of ownership, the breadth and depth of our solutions which solve more marketing challenges and which facilitate successful cross-channel marketing, and the analytic capabilities of our solutions which we believe help marketers deliver more effective marketing and achieve higher return on investment.

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

As of September 30, 2007, we had five issued U.S. patents and had nineteen pending U.S. patent applications. We file applications for patents on certain inventions in the United States, and in each case consider whether filing for protection in selected foreign jurisdictions is appropriate. We evaluate ideas and inventions for patent protection with a team of engineers, product managers and internal counsel, in consultation with our outside patent counsel. These issued patents and pending patent applications relate to various systems and methods, including offer management, lead management, data mining, modeling, and optimization. The issued patents we own will expire in 2018. We anticipate filing more patent applications in the ordinary conduct of our business.

“Unica” is a registered trademark in the United States, the European Union, Korea, Japan, China, Singapore, Australia and Norway. “Affinium” is registered as a trademark in the United States, Japan and the European Union. “NetTracker,” “Ask NetTracker” and “My NetTracker” are registered trademarks in the United States. The “Unica & Design” (Unica with the crescent) mark is registered in the United States. We also hold trademarks and service marks identifying certain product and service offerings. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We also pursue foreign copyrights, trademarks and service marks where applicable and necessary. Although we typically consider whether filing for patent protection in foreign jurisdictions is appropriate, to date we have not pursued patent protection in any foreign countries.

We have incorporated third-party licensed technology into our current product offerings. Royalties paid for this third-party licensed technology represented 2% of total revenue in fiscal 2007, 2% of total revenue in fiscal 2006, and 1% of total revenue in fiscal 2005, and we expect this percentage to remain relatively constant for the foreseeable future.

Employees

As of September 30, 2007, we had a total of 501 employees, consisting of 144 employees in sales and marketing, 204 employees in research and development, 96 employees in services groups, and 57 employees in general and administrative functions. A total of 137of those employees were located outside of the United States.

From time to time we also employ independent contractors and temporary employees to support our operations. None of our employees is subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are good.

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

Sales of licenses of our Affinium Campaign software have historically accounted for a substantial portion of our revenues. We expect to continue to derive a substantial portion of our license revenue for the foreseeable future from current and future versions of our Affinium Campaign software, and our operating results will depend significantly upon the level of demand for this software. Demand for our Affinium Campaign software may decline due to a number of factors, including increased market penetration by our competitors’ products or slower growth in the EMM market than we anticipate. If demand for our Affinium Campaign software decreases significantly, our operating results will be adversely affected and we may incur operating losses.

If we fail to protect our proprietary rights and intellectual property adequately, our business and prospects may be harmed.

Our success depends in large part on our proprietary technology. We rely on a combination of patents, trademarks, copyrights, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our software products and services. We cannot assure you that these protections will be adequate to prevent our competitors from copying or reverse-engineering our products, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. As of September 30, 2007, we had five issued U.S. patents and nineteen pending U.S. patent applications. We may, however, be unable to obtain additional patent protection in the future. In addition, any current or future patents issued to us may not provide us with any competitive advantages, or may be challenged by third parties. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Accordingly, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Furthermore, we cannot be sure that steps we take to protect our proprietary rights will prevent misappropriation of our intellectual property.

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

We have incorporated third-party licensed technology into our current product offerings. Royalties paid for this third-party licensed technology have historically ranged from 1% to 2% of license revenue and we expect this percentage to remain relatively constant for the foreseeable future. If these technology providers were no longer to allow us to use these technologies for any reason, we may be required to:

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

Our future success depends upon the continued service of our executive officers and other key sales, marketing, service, engineering and technical staff. The loss of the services of our executive officers and other key personnel would harm our operations. In particular, Yuchun Lee, our co-founder, chief executive officer, president and chairman, is critical to the management of our business and operations, as well as to the development of our strategic direction. None of our officers or key personnel is bound by an employment agreement, and we do not maintain key person life insurance on any of our employees. In addition, our future success will depend in large part on our ability to attract a sufficient number of highly qualified personnel, and there can be no assurance that we will be able to do so. Competition for qualified personnel in the software industry is intense, and we compete for these personnel with other software companies that have greater financial, technical, marketing, service and other resources than we do. If we fail to retain our key personnel and to attract new personnel, we will not be able to achieve our anticipated level of growth and our operating results could be adversely affected.

Our international operations expose us to additional business risks, and failure to manage these risks may adversely affect our business and operating results.

We maintain sales offices in France, the United Kingdom, Singapore, Belgium, the Netherlands, Germany, Spain, Australia and Korea. In addition, we have a research and development office in India. Revenue from customers located outside of North America accounted for $27.3 million, or 27% of total revenue, in fiscal 2007, $17.4 million, or 21% of total revenue, in fiscal 2006 and $13.3 million, or 21% of total revenue, in fiscal 2005. Our international operations are subject to a number of risks and potential costs, including:

•	lack of local recognition of our branding, which may require that we spend significant amounts of time and money to to build brand identity;

•	difficulty in establishing, staffing and managing international operations;

•	difficulty in establishing and maintaining strategic alliance relationships;

•	internationalization of our products to meet local customs or the needs of local marketing organizations;

•	different pricing environments;

•	longer accounts receivable payment cycles and other collection difficulties;

•	compliance with multiple, conflicting, and changing laws and regulations, including employment, tax, trade, privacy, and and data protection laws and regulations;

•	laws and business practices, which may vary from country to country and may favor local competitors;

•	limited protection of intellectual property in some countries outside of the United States; and

•	political and economic instability.

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

Through, in part, the documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management has concluded that we did not maintain effective controls over the accounting for taxes, including the determination and reporting of state income taxes, state sales taxes, deferred tax assets and the income tax provision. Specifically we did not properly evaluate the realizability of a state tax benefit and related deferred tax assets and we did not perform an effective anlaysis to ensure the completeness and accuracy of our state sales taxes and income taxes. Management has determined that this control deficiency represented a material weakness as of September 30, 2007. This material weakness and our remediation plans are described further in Item 9A-Controls and Procedures in this Annual Report on Form 10-K.

Prior to the elimination of this material weakness, there remains risk that the controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement of our financial statements. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting. Any material weakness or the unsuccessful remediation thereof could have a material adverse effect on reported results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner.

Our inability to sustain our historical maintenance renewal rates and pricing would adversely affect our operating results.

We generate maintenance fees revenue from sales of maintenance associated with licensed software. We generally sell maintenance on an annual basis. In each of the last three fiscal years, customers have renewed maintenance arrangements at a renewal rate of approximately 90%. We cannot assure you that we will succeed in sustaining this rate of maintenance renewals. Moreover, we are facing competitive and other pressures to reduce the pricing of our maintenance arrangements. If we fail to sustain our historical level of maintenance renewals or our historical pricing, our maintenance fees revenue and total revenue would decrease and our operating results would be adversely affected.

If we fail to manage our expanding operations effectively, we may not be able to achieve our anticipated level of growth and our operating results could be adversely affected.

During the last two fiscal years, we significantly expanded our operations. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our software offerings, projected increases in our customer base, and anticipated growth in the number and complexity of software implementations. Our expansion has placed, and will continue to place, a significant strain on our management, sales, services, development and financial infrastructure. In particular, we must further expand and improve our accounting, management and operational controls and our reporting systems and procedures. Our future success will depend in part upon our ability to expand our infrastructure and manage our continuing operational growth effectively.

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

We generate recurring revenue from agreements to license our offerings on a subscription basis, both directly and through MSPs that provide outsourcing and on-demand solutions. Our subscription arrangements typically have a license period of one year, although the license periods may range from three to thirty-six months. We intend to seek to increase the percentage of our total revenue derived under the subscription model in order to diversify our revenue stream and generally provide us with greater revenue predictability in the long term. Since revenue from a subscription arrangement is recognized ratably over the contractual term of the arrangement rather than upon product delivery, a greater shift than anticipated from perpetual license agreements towards subscription arrangements will result in our recognizing less revenue in the initial quarters of the license period. Similarly, a decline in new or renewed subscription arrangements in any one quarter will not necessarily be fully reflected in the revenue for that quarter and may negatively affect our revenue in future quarters. Differences in the mix of our perpetual license revenue and our subscription fees revenue could cause our operating results for a quarter to vary from our announced guidance or expectations of equity research analysts or investors, which could result in volatility in the price of our common stock.

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

The software industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. From time to time, we receive claims that our software products or business infringe or misappropriate the intellectual property of third parties. For example, in fiscal year 2006 we settled a lawsuit with NetRatings, Inc. relating to the alleged patent infringement of our NetTracker software, a product we acquired as part of our acquisition of Sane Solutions, LLC (Sane).

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

We intend to continue to pursue acquisitions of businesses, technologies and products that will complement our existing operations. On December 20, 2005, we acquired certain assets of MarketSoft Software Corporation and on March 22, 2006, we acquired Sane, as further described in Note 3 to our consolidated financial statements. Most recently, on July 12, 2007, we acquired MarketingCentral L.L.C., as described in Note 3 to our consolidated financial statements. We cannot assure you that these acquisitions or any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:

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

We will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and the NASDAQ Stock Market, or NASDAQ, has imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2006, we began system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we continue to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and have engaged outside accounting and advisory services with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks Relating to Ownership of Our Common Stock

The price of our common stock may be volatile.

The trading market for our common stock may fluctuate substantially. These fluctuations could cause our investors to lose part or all of any investment in shares of our common stock. The following factors, most of which are outside of our control, could cause the market price of our common stock to decrease significantly:

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

In the past, securities class action litigation often has been initiated against a company following a period of volatility in the market price of the company’s securities. If class action litigation is initiated against us, we will incur substantial costs and our management’s attention will be diverted from our operations. All of these factors could cause the market price of our stock to decline, and our investors may lose some or all of any investment.

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

If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress the market price of our common stock. A decline in the price of shares of our common stock could impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause our investors to lose part or all of any investment in our shares of common stock.

Our directors and executive officers will continue to have substantial control over us and could limit the ability of stockholders to influence the outcome of key transactions, including a change in control.

We anticipate that our executive officers and directors and entities affiliated with them will, in the aggregate, continue to beneficially own a substantial portion of our outstanding common stock in the near term. In particular, Yuchun Lee, our co-founder, chief executive officer, president and chairman, beneficially owned approximately 23% of our outstanding common stock as of September 30, 2007. Our executive officers, directors and affiliated entities, if acting together, would be able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.

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

Our operations are conducted in leased facilities. We lease approximately 72,000 square feet of office space in Waltham, Massachusetts pursuant to a lease agreement that expires in April 2009. This facility serves as our corporate headquarters. Personnel located at this facility include members of our senior management team, software research and development team, consulting personnel, technical support personnel, product marketing and management personnel, sales personnel, and finance and administration personnel.

We also lease office space in Paris, France; Pune, India; Uxbridge, England; Singapore; Brussels, Belgium; Munich, Germany; Madrid, Spain; Melbourne, Australia and Seoul, Korea. Our aggregate rent expense was $3.0 million in fiscal 2007. For more information about our lease commitments, see Note 7 to our consolidated financial statements, Commitments and Contingencies.

Item 3.	Legal Proceedings

We are not currently a party to any material litigation and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition. However, the industry in which we operate is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we may be involved in various legal proceedings from time to time that arise in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

Our common stock is listed on The Nasdaq Global Market under the trading symbol UNCA. The following table sets forth the high and low sales prices of our common stock, as reported by The Nasdaq Global Market, for each quarterly period within our two most recent fiscal years:

	High	Low

Fiscal 2006
First quarter	$12.80	$9.77
Second quarter	$15.13	$11.10
Third quarter	$13.38	$7.86
Fourth quarter	$10.76	$8.39
Fiscal 2007
First quarter	$14.20	$9.70
Second quarter	$14.10	$10.86
Third quarter	$17.98	$12.26
Fourth quarter	$15.99	$9.50

The closing sale price of our common stock, as reported by The Nasdaq Global Market, was $9.69 on December 7, 2007.

Holders

As of December 7, 2007 there were approximately 113 stockholders of record of our common stock based on the records of our transfer agent.

Dividends

We did not declare or pay any cash dividends on our common stock during the two most recent fiscal years. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying other cash dividends on our common stock in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any unregistered securities during the fiscal year ended September 30, 2007. We sold an aggregate of 4,470,000 shares of our common stock, $0.01 par value, in our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-120615) that was declared effective by the SEC on August 3, 2005. Our aggregate net proceeds totaled $38.5 million, consisting of net proceeds of $31.8 million from our sale of 3,750,000 shares in the firm commitment initial public offering and $6.7 million form our sale of 720,000 shares upon the exercise of an over-allotment option granted to the underwriters in the offering. We have used a portion of the proceeds to fund a $1.0 million redemption payment to the holders of our Series B Preferred Stock as of August 3, 2005, the $7.3 million purchase of certain assets and assumed liabilities of MarketSoft in December 2005, the $21.8 million purchase of Sane in March 2006 and the $12.5 million purchase of MarketingCentral in July 2007. With the exception of these payments, none of our net proceeds from the initial public offering have been applied. Pending such application, we have invested the remaining net proceeds in cash, cash equivalents and short-term investments, in accordance with our investment policy, in commercial paper, money-market mutual funds and municipal bonds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.

Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock for the period from August 3, 2005, the date of our initial public offering, to September 30, 2007, to the cumulative total return of the Nasdaq Stock Market (U.S.) Index and the Nasdaq Computer & Data Processing Index for the same period. This graph assumes the investment of $100.00 on August 3, 2005 in our common stock, the Nasdaq Stock Market (U.S.) Index and the Nasdaq Computer & Data Processing Index and assumes any dividends are reinvested.

COMPARATIVE STOCK PERFORMANCE
Among Unica Corporation
The Nasdaq Stock Market (U.S.) Index and
The Nasdaq Computer & Data Processing Index

	August 3,	September 30,	September 30,	September 30,
	2005	2005	2006	2007
Unica Corporation	$100.00	$93.77	$87.96	$95.90
Nasdaq Stock Market (U.S.)	$100.00	$97.06	$101.88	$121.86
Nasdaq Computer & Data Processing	$100.00	$96.63	$100.39	$123.04

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below as of September 30, 2007 and for the year ended September 30, 2007 are derived from our financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and included elsewhere in this Annual Report. The selected consolidated financial data set forth below as of September 30, 2006 and for the years ended September 30, 2006 and 2005 are derived from our financial statements audited by Ernst & Young LLP, an independent registered public accounting firm, and included elsewhere in this Annual Report. The selected consolidated financial data as of September 30, 2005, 2004 and 2003 and for the years ended September 30, 2004 and 2003 are derived from our audited financial statements not included in this Annual Report.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Income Statement Data:
Revenue:
License	$38,970	$35,023	$26,198	$22,278	$16,731
Maintenance and services	54,318	40,876	32,697	23,870	13,969
Subscription	8,955	6,512	4,653	2,567	608

Total revenue	102,243	82,411	63,548	48,715	31,308
Costs of revenue:
License	2,782	1,924	854	637	292
Maintenance and services	18,958	13,854	10,554	8,003	4,633
Subscription	692	429	228	122	21

Total cost of revenue	22,432	16,207	11,636	8,762	4,946

Gross profit	79,811	66,204	51,912	39,953	26,362
Operating expenses:
Sales and marketing	41,068	33,446	26,802	22,971	15,378
Research and development	22,034	17,085	11,466	8,333	4,981
General and administrative	16,362	11,549	6,927	4,206	3,090
Restructuring charges	1,244	255	—	—	—
In-process research and development	—	4,037	—	—	218
Amortization of acquired intangible assets	1,572	1,109	460	433	162

Total operating expenses	82,280	67,481	45,655	35,943	23,829

Income (loss) from operations	(2,469)	(1,277)	6,257	4,010	2,533
Interest income, net	2,056	2,047	660	173	155
Other income (expense), net	108	(57)	(67)	50	(40)

Income before income taxes	(305)	713	6,850	4,233	2,648
Provision (benefit) for income taxes	(801)	37	2,329	769	170

Net income	$496	$676	$4,521	$3,464	$2,478

Net income (loss) per common share:
Basic	$0.02	$0.04	$(0.03)	$0.18	$0.11

Diluted	$0.02	$0.03	$(0.03)	$0.16	$0.10

Shares used in computing net income (loss) per common share:
Basic	19,857	19,267	11,342	9,420	9,111

Diluted	20,782	20,235	11,342	10,829	10,243

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

In the preceding table, cost of revenue and operating expenses include share-based compensation expense as follows:

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(In thousands)

Shared-based compensation expense:
Cost of maintenance and services revenue	$590	$273	$94	$24	$—
Sales and marketing expense	1,706	776	171	40	—
Research and development expense	1,151	678	68	30	—
General and administrative expense	2,073	1,291	120	17	—

Total share-based compensation expense	$5,520	$3,018	$453	$111	$—

	As of September 30,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,493	$30,501	$43,754	$23,773	$16,535
Short-term investments	19,614	9,537	16,172	—	—
Working capital	20,455	23,923	45,298	11,107	5,496
Total assets	121,348	104,647	81,604	42,414	26,726
Total deferred revenue	38,632	33,886	24,634	20,290	10,835
Indebtedness, including current potion	—	—	—	—	510
Redeemable preferred stock	—	—	—	15,364	14,355
Total stockolders’ equity (deficit)	62,919	54,607	46,373	(1,558)	(4,726)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fiscal year ends on September 30. References to fiscal 2007, 2006 or 2005, for example, refer to the fiscal year ended September 30, unless otherwise indicated.

Restatement of Fiscal 2007 Quarterly Financial Data

As further described in Note 14 to the consolidated financial statements, the Company has restated its unaudited condensed consolidated financial data for each of the first three quarters in fiscal 2007.

Overview

Unica Corporation is a global provider of enterprise marketing management, or EMM — software designed to help businesses increase their revenues and improve the efficiency and measurability of their marketing operations. Our comprehensive set of integrated software modules is offered under the “Affinium” name. Focused exclusively on the needs of marketers, Unica’s Affinium® software delivers key capabilities to track and analyze online and offline customer behavior, generate demand and manage marketing process, resources and assets. Affinium streamlines the entire marketing process for relationship, brand and Internet marketing — from analysis and planning, to budgeting, production management, execution and measurement. As the most comprehensive EMM suite on the market, Affinium delivers a marketing “system of record” — a dedicated solution through which marketers capture, record and easily manage marketing activity, information and assets, rapidly design campaigns, and report on performance.

Our software products can be licensed on a perpetual or subscription basis, and can be deployed either at the customer’s location (“on premise deployment model”) or managed as a remotely hosted solution by our Marketing Services Providers (MSPs) or, for certain products, by Unica (“on-demand” software as a service deployment model). Our software uses an open, scalable and flexible product architecture with built-in data access functionality, which facilitates rapid implementation and deployment in any deployment model.

We sell and market our software primarily through our direct sales force as well as through alliances with MSPs, resellers, distributors and systems integrators. In addition to reselling and deploying our products, MSPs offer a range of marketing program design, support, and execution services on an on-demand or outsourced basis. We also provide a full range of services to our customers, including implementation, training, consulting, maintenance and technical support, and customer success programs. We have sales offices across the United States, including at our headquarters in Waltham, Massachusetts, as well as in France, the United Kingdom, Singapore, Belgium, Germany, Spain, Australia and Korea, and also have sales personnel located in Canada, the Netherlands and Thailand. In addition, we have a research and development office in India. We have a worldwide installed base of over 600 companies in a wide range of industries. Our current customers operate principally in the financial services, retail, telecommunications, and travel and hospitality industries.

Our strategy for long-term sustained growth in our revenue and net income is focused on maintaining our market and technological leadership in the EMM market. We derive, and expect to continue to derive, all of our revenue from providing EMM software and services both from on premise and on-demand models, and in particular we expect to derive a substantial majority of our license revenue for the foreseeable future from current and future versions of our Affinium software. In order to execute our strategy successfully, we must increase awareness of EMM software generally and of our company and products in particular. The market for EMM software is relatively new and still evolving, and our success will depend to a substantial extent on the willingness of businesses to implement EMM software. We intend to introduce new software products and enhance existing products in order to keep pace with technological developments, satisfy increasing customer requirements and maintain our competitive position.

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

We intend to increase our recurring revenue on an absolute dollar basis, which we generate from ongoing maintenance agreements to support our software, as well as from agreements to license our offerings on a subscription basis primarily through MSPs that provide outsourcing and on-demand solutions using Affinium software and also through our direct sales force.

Sources of Revenue

We derive revenue from software licenses, maintenance, services and subscriptions. License revenue is derived from the sale of software licenses for our Affinium offerings under perpetual software arrangements that typically include: (a) an end-user license fee paid for the use of our products in perpetuity; (b) an annual maintenance arrangement that provides for software updates and upgrades and technical support; and (c) a services work order for implementation, training, consulting and reimbursable expenses. Subscription revenue is derived from subscription arrangements for our offerings that typically include: (a) a subscription fee for bundled software and support for a fixed period and (b) a services work order for implementation, training, consulting and reimbursable expenses.

License Revenue

Perpetual Licenses.  Licenses to use our software products in perpetuity generally are priced based on (a) either a customer’s database size (including number of database records) or a platform fee and (b) a specified number of users. With respect to our Affinium NetInsightTM product, licenses are generally priced based on the volume of traffic and complexity of a website. We generally recognize perpetual license revenue at the time of product delivery, provided all other revenue recognition criteria have been met, pursuant to the requirements of Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. When we license our software on a perpetual basis through an MSP or systems integrator, we recognize revenue upon delivery of the licensed software to the MSP or systems integrator only if (a) the customer of the MSP or systems integrator is identified in a written arrangement between the MSP or systems integrator and us and (b) all other revenue recognition criteria have been met.

Maintenance and Services Revenue

Maintenance and services revenue is generated from sales of (a) maintenance, including software updates and upgrades and technical support associated with the sale of perpetual software licenses and (b) services, including implementation, training, consulting, and reimbursable travel.

Maintenance.  We generally sell maintenance on perpetual licenses on an annual basis that includes technical support and software updates and upgrades on a when and if available basis. Revenue is deferred at the time the maintenance agreement is initiated and is recognized ratably over the term of the maintenance agreement.

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

Subscription Revenue

We also market our software under subscription arrangements. Subscription revenue includes, for a bundled fee, (a) the right to use our software for a specified period of time, typically one year, (b) updates and upgrades to our software on a when and if available basis, and (c) technical support. Subscriptions are sold directly by Unica and through MSPs. Under a subscription agreement, we typically invoice the customer in annual or quarterly installments in advance. Revenue is recognized ratably over the contractual term of the arrangement commencing on the date at which all services under related work orders are completed.

Cost of Revenue

Cost of license revenue for perpetual license agreements consists primarily of (a) salaries, other labor related costs and share-based compensation related to documentation personnel, (b) facilities and other related overhead, (c) third-party royalties for licensed technology incorporated into our current product offerings, (d) amortization of acquired developed technology and (e) amortization of capitalized software development costs under SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.

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

Research and Development.  Research and development expense consists primarily of (a) salaries, other labor related costs and share-based compensation related to employees working on the development of new products, enhancement of existing products, quality assurance and testing and (b) facilities and other related overhead. Historically, all of our research and development costs have been expensed as incurred as all costs potentially capitalizable were insignificant to the consolidated financial statements. During the year ended September 30, 2007, we capitalized $136,000 related to software development costs incurred, which will be amortized over the expected lives of the products.

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

Amortization of Acquired Intangible Assets.  Cost of revenue includes the amortization of developed core technology acquired in our recent acquisitions. Operating expenses include the amortization of acquired customer contracts and related customer relationships and tradenames.

Share-Based Compensation.  Cost of revenue and operating expenses have historically included share-based compensation expense to the extent the fair value of our common stock exceeds the exercise price of stock options granted to employees on the date of grant (intrinsic value method) under Accounting Principles Board (APB) 25. On October 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, which requires measurement of all employee share-based compensation awards using a fair-value method and the recording of the related expense in the consolidated financial statements. In addition, the adoption of SFAS 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and recognize compensation cost on a straight-line basis over the requisite service period of the awards.

We recognized share-based compensation expense of $5.5 million and $3.0 million in 2007 and 2006, respectively, a significant component of which was the result of the adoption of SFAS 123(R). Utilizing a different option pricing model, or different assumptions, however, may have resulted in a different expense.

The components of share-based compensation expense for the years ended September 30, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)

Stock options under SFAS 123(R)	$2,426	$1,733
Stock options under APB 25	82	152
Restricted stock units	2,937	1,093
Employee stock purchase plan	75	40

Total share-based compensation	$5,520	$3,018

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

Acquisition

On December 20, 2005, we entered into an Asset Purchase Agreement with MarketSoft Software Corporation (MarketSoft), a provider of lead management and event-detection software and services, pursuant to which we acquired certain assets of MarketSoft in exchange for $7.3 million in cash, as well as transaction costs and the assumption of specified liabilities of MarketSoft. The acquisition was accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and our operating results therefore include the results of MarketSoft beginning on the acquisition date.

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

On July 12, 2007, we completed our acquisition of MarketingCentral, LLC (MarketingCentral), a provider of web-based marketing management solutions. The merger consideration consisted of $12.5 million in cash, as well as transaction costs and the assumption of liabilities of MarketingCentral. The acquisition was accounted for as a purchase transaction in accordance with SFAS 141, and our operating results therefore include the results of MarketingCentral beginning on the acquisition date.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements. We believe that the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We generally sell our software products and services together in a multiple-element arrangement under perpetual and subscription agreements. We use the residual method to recognize revenues from arrangements that include one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements based on vendor-specific objective evidence (VSOE) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements. Each license arrangement requires that we analyze the individual elements in the transaction and determine the fair value of each undelivered element, which typically includes maintenance and services. We allocate revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately.

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

We generally enter into subscription agreements that include, on a bundled basis, (a) the right to use our software for a specified period of time, (b) updates and upgrades to our software on a when and if available basis, and (c) technical support. Fees paid in connection with a subscription agreement are recognized as revenue ratably over the term of the arrangement, typically one year.

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

On October 1, 2005, we adopted the provisions of SFAS 123(R), which requires us to recognize expense related to the fair value of share-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, share-based compensation expense for the years ended September 30, 2007 and 2006 includes compensation expense for all share-based compensation awards granted on or after November 18, 2004 (the filing date for the initial registration statement for our initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Pursuant to SFAS 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, which requires us to make assumptions as to volatility, risk-free interest rate, expected term of the awards, and expected forfeiture rate. The computation of expected volatility for the years ended September 30, 2007 and 2006 is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The estimated risk-free interest rate is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The computation of expected option term is based on an average of the vesting term and the maximum contractual life of the Company’s stock options, as described in (SAB) 107. Computation of expected forfeitures is based on historical forfeiture rates of the Company’s stock options.

The fair value of options granted prior to November 18, 2004, was calculated using the minimum value method, pursuant to SFAS 123 and the related pro forma expense was shown in a footnote to the consolidated financial statements. Under the provisions of SFAS 123(R), the value of these options will not be recorded in the statement of operations subsequent to the adoption of SFAS 123(R). Instead, we will continue to account for these options using APB 25. The amount of unamortized pro forma compensation expense at October 1, 2005, related to those minimum value awards was $920.

For options and other awards accounted for under SFAS 123(R), the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. In addition, certain tax effects of share-based compensation are reported as a financing activity rather than an operating activity in the statement of cash flows.

As of September 30, 2007, we had outstanding stock options of 2,487,000 and non-vested restricted stock awards of 1,136,000. On October 1, 2007, an additional 1,004,000 shares were reserved under the 2005 Stock Incentive Plan (the 2005 Plan), in accordance with the provisions of the 2005 Plan, which requires an annual increase of the shares reserved for issuance under the 2005 Plan equal to the lesser of (a) 5,000,000 shares of common stock, (b) 5% of the outstanding shares of common stock as of the opening of business on such date or (c) an amount determined by the Board.

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of net assets associated with various acquisitions from fiscal 2003 through fiscal 2007. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. We allocated a portion of each purchase price to intangible assets, including customer contracts and related customer relationships, developed technology, tradenames and acquired licenses that are being amortized over their estimated useful lives of one to 14 years. We also allocated a portion of each purchase price to tangible assets and assessed the liabilities to be recorded as part of the purchase price. The estimates we made in allocating each purchase price to tangible and intangible assets, and in assessing liabilities recorded as part of the purchase, involved the application of judgment and the use of estimates, which could significantly affect our operating results and financial position.

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

Software Development Costs

We evaluate whether to capitalize or expense software development costs in accordance with SFAS 86. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. During the years ended September 30, 2007, 2006 and 2005, we have capitalized $136,000, $0 and $0, respectively, of software development costs.

Costs of software applications developed or obtained for internal use that are incurred during the applications’ development stages are capitalized in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed of Obtained for Internal Use.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At September 30, 2007, our deferred tax assets consisted primarily of state research and development tax credit carryforwards, foreign tax credit carryforwards and temporary differences relating primarily to stock compensation expense and acquired intangible assets. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. During fiscal 2007, we recorded a full valuation allowance against deferred tax assets associated with excess state tax credits, resulting in no tax benefit for the fiscal year. See Note 14 to the consolidated financial statements for further discussion of this matter as well as the restated condensed consolidated financial data for each of the first three quarters in fiscal 2007. We also generated certain foreign income and utilized certain foreign net operating loss carryforwards which resulted in the reduction of a portion of our valuation allowance, and a tax benefit in the current period. During fiscal 2006, we adjusted certain foreign deferred tax assets and associated valuation allowance, resulting in no tax benefit for that period. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

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

Valuation of Business Combinations

We record intangible assets acquired in business combinations under the purchase method of accounting. We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including developed technology, customer contracts and related customer relationships, tradenames and in-process research and development. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The use of alternative purchase price allocations and alternative estimated useful life assumptions could result in different intangible asset amortization expense in current and future periods.

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

As a result of the Sane acquisition, we recorded an in-process research and development charge of $4.0 million associated with the web analytics product as the future benefit was dependent on continued research and development activity and the asset had no alternative future use as of the acquisition date. We used the income approach to determine the fair values of the in-process research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value at a risk-adjusted discount rate, which we determined was approximately 31%. We estimated that we would complete development of the in-process project in the third quarter of fiscal 2006, at which point material cash inflows would commence. In arriving at the value of the in-process project, we considered, among other factors, the in-process project’s stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. We completed development in June 2006, incurring approximately $450,000 of product development costs.

Results of Operations

Comparison of Years Ended September 30, 2007 and 2006

Revenue

	Year Ended September 30,
	2007		2006
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

License revenue	$38,970	38%	$35,023	42%	$3,947	11%
Maintenance and services revenue:
Maintenance fees	39,989	39	30,586	37	9,403	31
Services	14,329	14	10,290	13	4,039	39

Total maintenance and services revenue	54,318	53	40,876	50	13,442	33
Subscription Revenue	8,955	9	6,512	8	2,443	38

Total revenue	$102,243	100%	$82,411	100%	$19,832	24%

Total revenue for fiscal 2007 was $102.2 million, an increase of 24%, or $19.8 million, from fiscal 2006. Total revenue increased as a result of increased maintenance fees on the sale of licenses, higher sales of our

Affinium product suite through license and subscription agreements and an increase in revenue from implementation and training services.

License revenue for fiscal 2007 was $39.0 million, an increase of 11%, or $3.9 million, from fiscal 2006. This increase in license revenue was attributable to higher sales of our Affinium products in international markets, primarily Europe and Asia.

Maintenance fees revenue is associated with renewal agreements from our existing installed customer base and maintenance agreements in connection with the sale of new perpetual licenses. Maintenance fees revenue for fiscal 2007 was $40.0 million, an increase of 31%, or $9.4 million, from fiscal 2006. The increase primarily reflects additional maintenance fees on the sale of licenses during fiscal 2006 and, to a lesser extent, additional maintenance fees on the sale of licenses during fiscal 2007. Maintenance revenue is expected to increase at a lower rate in 2008 given the lower growth rate in license revenue in 2007 (11% in 2007 versus 34% in 2006).

Services revenue for fiscal 2007 was $14.3 million, an increase of 39%, or $4.0 million, from fiscal 2006. This increase in services revenue resulted from growth in the number of implementation and training services in both North America and Europe related to new licenses.

Subscription revenue for fiscal 2007 was $9.0 million, an increase of 38%, or $2.4 million, from fiscal 2006. Subscription revenue is primarily derived from agreements established through MSPs. We anticipate that subscription revenue will continue to increase in future years as we enter into additional subscription agreements and expand our on-demand product offerings.

Recurring Revenue

	Year Ended September 30,
	2007		2006
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Maintenance fees	$39,989	39%	$30,586	37%	$9,403	31%
Subscription fees	8,955	9	6,512	8	2,443	38

Total recurring revenue	48,944	48	37,098	45	11,846	32
Perpetual license	38,970	38	35,023	43	3,947	11
Services	14,329	14	10,290	12	4,039	39

Total revenue	$102,243	100%	$82,411	100%	$19,832	24%

We generate recurring revenue from both subscription and maintenance agreements, which is recognized ratably over the term of the agreement.

Recurring revenue for fiscal 2007 was $48.9 million, an increase of 32%, or $11.8 million, from fiscal 2006. The increase in recurring revenue resulted from (a) additional maintenance fees on the sale of licenses during fiscal 2006 and, to a lesser extent, additional maintenance fees on the sale of new licenses during fiscal 2007; and (b) additional subscription agreements through our MSP partners. Recurring revenue as a percent of total revenue was 48% for fiscal 2007, up from 45% for fiscal 2006.

Revenue by Geography

	Year Ended September 30,
	2007		2006
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

North America	$74,953	73%	$64,969	79%	$9,984	15%
International	27,290	27%	17,442	21	9,848	56%

Total revenue	$102,243	100%	$82,411	100%	$19,832	24%

For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada and International is comprised of revenue from the rest of the world. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.

Total revenue for North America for fiscal 2007 was $75.0 million, an increase of 15%, or $10.0 million, from fiscal 2006. The increase was primarily related to growth in maintenance revenues and professional services.

Total revenue for our International business for fiscal 2007 was $27.3 million, an increase of 56%, or $9.8 million, from fiscal 2006. The increase was a result of strong license sales of our Affinium product primarily in Europe and Asia.

Cost of Revenue

	Year Ended September 30,
	2007		2006
		Gross Margin		Gross Margin	Period-to-Period Change
		on Related		on Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
			(Dollars in thousands)

License	$2,782	93%	$1,924	95%	$858	45%
Maintenance and services	18,958	65	13,854	66	5,104	37
Subscription	692	92	429	93	263	61

Total cost of revenue	$22,432	78%	$16,207	80%	$6,225	38%

Cost of license revenue for fiscal 2007 was $2.8 million, an increase of 45%, or $858,000, from fiscal 2006. The increase in cost of license revenue was primarily due to (a) a $367,000 increase in labor related costs; and (b) a $228,000 increase in royalties. Royalties paid for third-party licensed technology represented 2% of total license revenue for fiscal 2007. Royalties related to license revenue may fluctuate based on the mix of products sold in any given fiscal year. We expect royalties paid for third-party licensed technology to remain between 1% and 2% of total license revenue. Gross margin on license revenue was 93% in fiscal 2007, down from 95% in fiscal 2006. The decrease primarily related to the increase in royalties paid to third-parties for licensed technology as well as the increase in labor related costs. We expect gross margin on license revenue in fiscal 2008 to remain relatively comparable to fiscal 2007.

Cost of maintenance and services for fiscal 2007 was $19.0 million, an increase of 37%, or $5.1 million, from fiscal 2006. The increase in cost of maintenance and services revenue was primarily due to (a) a $3.4 million increase in labor related costs; and (b) a $1.3 million increase in expenses related to sub-contractor fees for implementation services. Gross margin on maintenance and services revenue was 65% in fiscal 2007, relatively unchanged from fiscal 2006. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we subcontract services arrangements. We expect gross margin on maintenance and services revenue in fiscal 2008 to remain relatively comparable to fiscal 2007.

Cost of subscription revenue for fiscal 2007 was $692,000, an increase of 61%, or 263,000, from fiscal 2006. The increase in cost of subscription revenue was primarily due to an increase in labor related expenses and royalties related to higher subscription revenue. Gross margin on subscription revenue was 92% in fiscal 2007 a decrease from 93% in fiscal 2006 primarily due to increased royalties.

Operating Expenses

	Year Ended September 30,
	2007		2006
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Sales and marketing	$41,068	40%	$33,446	41%	$7,622	23%
Research and development	22,034	22	17,085	21	4,949	29
General and administrative	16,362	16	11,549	14	4,813	42
Restructuring charges	1,244	1	255	—	989	388
In-process research and development	—	—	4,037	5	(4,037)	(100)
Amortization of acquired intangible assets	1,572	2	1,109	1	463	42

Total operating expenses	$82,280	80%	$67,481	82%	$14,799	22%

Sales and Marketing.  Sales and marketing expense for fiscal 2007 was $41.1 million, an increase of 23%, or $7.6 million, from fiscal 2006. The increase was primarily the result of (a) a $5.1 million increase in labor related expenses, including increased commission expenses due to additional sales employees hired during fiscal 2007 and higher revenues subject to commissions; (b) a $974,000 increase in marketing programs relating to promotional activity and new product introductions; and (c) a $931,000 increase in share-based compensation expense. Sales and marketing expense is expected to increase in fiscal 2008 at a rate comparable to that of fiscal 2007.

Research and Development.  Research and development expense for fiscal 2007 was $22.0 million, an increase of 29%, or $4.9 million, from fiscal 2006. The increase in research and development was primarily the result of (a) a $3.6 million increase in labor related expenses, principally due to additional personnel related to increased investment in our Affinium product suite; (b) a 473,000 increase in share-based compensation expense; and (c) a $351,000 increase in professional services. Research and development expense is expected to increase in fiscal 2008 at a lower rate than that of fiscal 2007.

General and Administrative.  General and administrative expense for fiscal 2007 was $16.4 million, an increase of 42%, or $4.8 million, from fiscal 2006. The increase in general and administrative expense was primarily the results of (a) a $2.9 million increase in labor related expenses due to increased headcount as we continue to build infrastructure to support our growth; (b) a $781,000 increase in share-based compensation expenses; (c) a 430,000 increase in professional services costs; and (d) a $285,000 increase in depreciation expense. General and administrative expense is expected to increase in fiscal 2008 at a lower rate than that of fiscal 2007.

Restructuring charges.  In the fourth quarter of fiscal 2006, we initiated the restructuring of certain of our operations in France to realign our resources in that region. As a result of this initiative, we terminated several employees resulting in a restructuring charge and accrual of $255,000 for severance and related costs in the fourth quarter of fiscal 2006 and an additional charge of $1.2 million during fiscal 2007.

In-Process Research and Development.  Operating expenses for fiscal 2006 includes a $4.0 million in-process research and development charge associated with the acquisition of Sane. Technological feasibility had not been established, nor was there an alternative future use for certain of the technology under development. We completed development in June 2006 as we had originally expected when determining the fair value of the project, incurring approximately $450,000 of product development costs. We believe the estimated in-process research and development amount represents the fair value at the date of acquisition and does not exceed the amount a third party would pay for the project.

Amortization of Acquired Intangible Assets.  Amortization of acquired intangible assets was $1.6 million for fiscal 2007, an increase of 42%, or $463,000 from fiscal 2006. The increase primarily relates to a full year of amortization during fiscal 2007 on the intangible assets relating to the Sane and MarketSoft acquisitions as compared to partial year amortization during fiscal 2006.

Other Income

	Year Ended September 30,
	2007		2006
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
			(Dollars in thousands)

Interest income, net	$2,056	2%	2,047	2%	$9	—
Other income (expense), net	108	—	(57)	—	165	289

Total other income	$2,164	2%	$1,990	2%	$174	9%

Interest income, net was $2.1 million for fiscal 2007, relatively unchanged from fiscal 2006. Interest income is generated from the investment of our cash balances, less related bank fees.

Other income (expense), net consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and charges. The change in other expense, net was primarily driven by more favorable foreign currency exchange rates.

Provision for Income Taxes

Year Ended September 30,
	2007		2006
		Percentage of		Percentage of
		Income		Income
		Before		Before
		Provision for		Provision for	Period-to-Period Change
		Income		Income		Percentage
	Amount	Taxes	Amount	Taxes	Amount	Change
(Dollars in thousands)

Provision (benefit) for income taxes	$(801)	263%	$37	5%	$(838)	n/m*

Benefit for income taxes was $801,000 for fiscal 2007, a $838,000 increase in benefit from fiscal 2006. This change principally reflects the $1.0 million difference in income (loss) before income taxes during fiscal 2007, the reduction of a portion of the valuation allowance related to foreign operations and research and development credits. Also, the Company recorded a provision for state income taxes of $141,000 during fiscal 2007 related to prior fiscal years. For further description of this matter, see Note 14 to the consolidated financial statements.

At September 30, 2007, we had available foreign net operating loss carryforwards of $170,000 that do not expire, against which we have a full valuation allowance, U.S. foreign tax credit carryforwards of $163,000 that expire through 2010 and state net operating loss carryforwards of $2.1 million that expire at various dates through 2027. The extent to which we can benefit from our deferred tax assets in future years will depend on the amount of taxable income we generate. Our effective tax rate may fluctuate on a quarterly basis due to the volatility caused by the tax impact related to accounting for share-based compensation pursuant to the provisions of SFAS 123(R), changes in tax laws, change in the mix of jurisdictional earnings, revisions to estimates or discrete items.

Comparison of Years Ended September 30, 2006 and 2005

Revenue

	Year Ended September 30,
	2006		2005
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

License revenue	$35,023	42%	$26,198	41%	$8,825	34%
Maintenance and services revenue:
Maintenance fees	30,586	37	23,508	37	7,078	30
Services	10,290	13	9,189	14	1,101	12

Total maintenance and services revenue	40,876	50	32,697	51	8,179	25
Subscription revenue	6,512	8	4,653	8	1,859	40

Total revenue	$82,411	100%	$63,548	100%	$18,863	30%

Total revenue for fiscal 2006 was $82.4 million, an increase of 30%, or $18.9 million, from fiscal 2005. Total revenue increased as a result of higher sales of our Affinium product suite, the $8.1 million impact of sales of new products obtained in recent acquisitions, and additional maintenance fees on the sale of licenses.

License revenue for fiscal 2006 was $35.0 million, an increase of 34%, or $8.8 million, from fiscal 2005. This increase in license revenue was attributable to approximately $5.7 million in license revenue from the sale of products obtained in recent acquisitions and from higher sales of our Affinium products.

Maintenance fees revenue is associated with maintenance agreements in connection with the sale of new perpetual licenses and maintenance renewal agreements from our existing installed customer base. Maintenance fees revenue for fiscal 2006 was $30.6 million, an increase of 30%, or $7.1 million from fiscal 2005. The increase primarily reflects additional maintenance fees on the sale of licenses during 2005 and, to a lesser extent, additional maintenance fees on the sale of licenses during 2006.

Services revenue for fiscal 2006 was $10.3 million, an increase of 12%, or $1.1 million, from fiscal 2005. This increase in services revenue resulted from a $1.0 million increase in consulting activity in Europe and an approximate $600,000 increase in consulting services in North America related to assumed contracts from recent acquisitions, offset by an overall decline in North America consulting. The decline in North America consulting services was due to a greater amount of such services being performed by our partners.

Subscription revenue for fiscal 2006 was $6.5 million, an increase of 40%, or $1.9 million, from fiscal 2005. Subscription revenue is primarily derived from agreements established through MSPs.

Recurring Revenue

	Year Ended September 30,
	2006		2005
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Total subscription fees	$6,512	8%	$4,654	7%	$1,858	40%
Maintenance fees	30,586	37	23,509	37	7,077	30

Total recurring revenue	37,098	45	28,163	44	8,935	32
Perpetual license	35,023	42	26,196	41	8,827	34
Services	10,290	13	9,189	15	1,101	12

Total revenue	$82,411	100%	$63,548	100%	$18,863	30%

We generate recurring revenue from both subscription and maintenance agreements, which is recognized ratably over the life of the agreement.

Recurring revenue for fiscal 2006 was $37.1 million, an increase of 32%, or $8.9 million from fiscal 2005. The increase in recurring revenue resulted from additional maintenance fees on sales of new licenses, reflecting an increase in our installed customer base, and increased subscription revenue from additional sales through our MSP partners.

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

Cost of Revenue

	Year Ended September 30,
	2006		2005
		Gross Margin		Gross Margin	Period-to-Period Change
		on Related		on Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

License	$1,924	95%	$854	97%	$1,070	125%
Maintenance and services	13,854	66	10,554	68	3,300	31
Subscription	429	93	228	95	201	88

Total cost of revenue	$16,207	80%	$11,636	82%	$4,571	39%

Cost of license revenue for fiscal 2006 was $1.9 million, an increase of 125% from fiscal 2005. The increase in cost of license revenue was primarily due to (a) an increase of $675,000 in amortization of developed technology acquired from Sane and MarketSoft; (b) a $289,000 increase in royalties relating to the higher license revenue and the mix of products sold in fiscal 2006; and (c) a $251,000 increase in labor related costs. Royalties paid for third-party licensed technology represented 2% of total license revenue for fiscal 2006, up from 1% in fiscal 2005. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to remain between 1% and 2% of total license revenue. Gross margin on license revenue was 95% in fiscal 2006, down from 97% in fiscal 2005. The decrease was the result of the increase in amortization of developed technology and the increase in royalties paid to third-parties for licensed technology.

Cost of maintenance and services for fiscal 2006 was $13.9 million, an increase of 31% from fiscal 2005. The increase in cost of maintenance and services revenue was primarily due to (a) a $2.4 million increase in labor related costs, including $179,000 of incremental share-based compensation expense; (b) a $356,000 increase in overall facilities costs and (c) a $158,000 increase in outside professional services support. Gross margin on maintenance and services revenue was 67% in fiscal 2006, down from 69% in fiscal 2005. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance.

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

Restructuring charges.  In the fourth quarter of fiscal 2006, we initiated the restructuring of certain of our operations in France to realign our resources in that region. As a result of this initiative, the Company has terminated several employees resulting in a restructuring charge and accrual of $255,000 for severance and related costs in the fourth quarter of fiscal 2006.

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

Amortization of Acquired Intangible Assets.  Amortization of acquired intangible assets was $1.1 million for fiscal 2006, an increase of $649,000 over fiscal 2005. The increase in amortization of intangible assets was related primarily to the two acquisitions we made in fiscal 2006.

Other Income

	Year Ended September 30,
	2006		2005
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Interest income, net	$2,047	2%	$660	1%	$1,387	210%
Other expense, net	(57)	—	(67)	—	10	15

Total other income	$1,990	2%	$593	1%	$1,397	236%

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

Provision for Income Taxes

Year Ended September 30,
	2006		2005
		Percentage of		Percentage of
		Income		Income
		Before		Before
		Provision for		Provision for	Period-to-Period Change
		Income		Income		Percentage
	Amount	Taxes	Amount	Taxes	Amount	Change
(Dollars in thousands)

Provision for income taxes	$37	5%	$2,329	34%	$(2,292)	(98)%

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

At September 30, 2006, we had available foreign net operating loss carryforwards of $712,000 that do not expire, against which we have a full valuation allowance, and foreign tax credit carryforwards of $163,000 that expire through 2010. We have no U.S. net operating loss carryforwards. The extent to which we can benefit from our deferred tax assets in future years will depend on the amount of taxable income we generate. Our effective tax rate may fluctuate on a quarterly basis due to the volatility caused by the tax impact related to accounting for share-based compensation pursuant to the provisions of SFAS 123(R), changes in tax laws, change in the mix of jurisdictional earnings, or discrete items.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations and sales of our capital stock. As of September 30, 2007, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $18.5 million, and our short-term investments balance of $19.6 million. As of September 30, 2007, we had no outstanding debt.

Our cash and cash equivalents at September 30, 2007 were held for working capital purposes and were invested primarily in commercial paper with maturities of less than ninety days. Our short-term investments at September 30, 2007 consisted primarily of commercial paper and corporate bonds. We do not enter into investments for trading or speculative purposes. Restricted cash of $260 at September 30, 2007 was held in a certificate of deposit as collateral for a letter of credit related to the lease agreement for our corporate headquarters in Waltham, Massachusetts, and for our sales office in France. Short-term investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At September 30, 2007, we were in compliance with this internal policy.

Net cash provided by operating activities was $10.7 million in fiscal 2007, $7.4 million in 2006 and $9.7 million in 2005. Net income adjusted for non-cash charges (including depreciation, amortization, shared-based compensation and deferred tax benefits) and in-process research and development increased to $8.0 million in 2007 from $6.8 million in 2006, an increase of $1.2 million. Sources of cash were increases in deferred revenue, net of increases in accounts receivables from customers, as well as increases in accounts payable and accrued expenses. These increases in operating cash flow in 2007 were offset by increases in prepaid expenses and other assets. The major driver for the increase in accounts receivable was the timing of significant license transactions in the fourth quarter of 2007. The increase in prepaid expenses and other current assets relates to prepayments made for income taxes and amounts due from customers relating to state sales tax.

Investing activities consumed $25.3 million, $23.1 million and $17.3 million of cash in 2007, 2006 and 2005, respectively. In 2007, sales and maturities of short term investments generated $49.0 million of cash, which was offset by $11.9 million of net cash used for the acquisition of MarketingCentral, $59.1 million for the purchase of short-term investments and $3.2 million of cash used for purchases of property and equipment, net of acquisitions. In 2006, sales and maturities of short term investments generated $25.0 million of cash, which was offset by $28.3 million of net cash used for acquistions, $18.4 million for the purchase of short term investments and $1.4 million of cash used for purchases of property and equipment, net of acquisitions In

2005, net purchases of short-term investments consumed $16.2 million of cash and purchases of property and equipment consumed $1.2 million of cash.

Our financing activities generated cash of $2.3 million, $2.4 million and $27.6 million in fiscal 2007, 2006 and 2005, respectively. In fiscal 2007, $2.8 million of cash was generated by exercises of stock options and related tax benefits, and by the issuance of shares under the Employee Stock Purchase Plan. This was offset by $566,000 of payments relating to withholding taxes in connection with the settlement of restricted stock units. In fiscal 2006, $2.4 million of cash was generated by exercises of stock options and related tax benefits, and by the issuance of shares under the Employee Stock Purchase Plan. In fiscal 2005, $38.5 million of net proceeds were generated from the issuance of common stock in our initial public offering, $936,000 of cash was generated by exercises of stock options, offset by a one time dividend of $11.8 million.

Requirements

Capital Expenditures.  We make capital expenditures primarily to acquire computer and other equipment, software, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $3.2 million in fiscal 2007, $1.4 million in fiscal 2006 and $1.2 million in fiscal 2005, and related primarily to software used for internal purposes and computer equipment. We expect capital expenditures in fiscal 2008 to remain relatively consistent with the increase in fiscal 2007. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Requirements.  The following table sets forth our commitments to settle contractual obligations in cash after September 30, 2007:

					2012 and
	2008	2009	2010	2011	Beyond	Total
	(In thousands)

Operating leases as of September 30, 2007	$2,689	$1,788	$149	$36	$—	$4,662
Open vendor purchase obligations	$1,172	$316	$65	$—	$—	$1,553

Our only significant lease obligation relates to our corporate headquarters in Waltham, Massachusetts. Upon expiration of current operating leases in 2009, we expect to renew the existing lease, or contract for new leased facilities, at prevailing rates.

Acquisitions.  On December 20, 2005, we entered into the Purchase Agreement with MarketSoft Software Corporation, pursuant to which we acquired certain assets of MarketSoft for a total purchase price of $8.0 million, which included $7.3 million in cash, transaction costs and the assumption of specified liabilities of MarketSoft. On March 22, 2006, we acquired Sane Solutions LLC for a total purchase price of $28.7 million, which included $21.8 million in cash, $1.8 million in common stock, and the assumption of specified liabilities. On July 12, 2007 we acquired Marketing Central L.L.C. for a total purchase price of $12.9 million including cash, transaction costs and assumed liabilities.

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

Recent Accounting Pronouncements

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This becomes available when the Company adopts SFAS 157, which will be fiscal year 2009. The Company is analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.

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

In September 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and provides guidance on financial statement recognition and disclosure for tax positions taken or expected to be taken on a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance of FIN 48 is applicable for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 at the beginning of fiscal 2008. The Company is in the process of evaluating whether the adoption of FIN 48 will have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal 2010. We have not yet determined the impact, if any, of SFAS 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal 2010. We have not yet determined the impact, if any, of SFAS 160 on our consolidated financial statements.

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

Foreign Currency Exchange Risk

Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Some of our agreements with foreign customers involve payments denominated in currencies other than the U.S. dollar, which may create foreign currency exchange risks for us. Revenue denominated in currencies other than the U.S. dollar represented 22% of total revenue in fiscal 2007, 16% in fiscal 2006 and 14% in fiscal 2005.

As of September 30, 2007, we had $10.2 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of September 30, 2007, the fair value of our receivables denominated in currencies other than the U.S. dollar would have fluctuated by $1.0 million. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense). Exchange rate fluctuations on long-term intercompany accounts, which are invested indefinitely without repayment terms, are recorded in other comprehensive income (loss) in stockholders’ equity.

Interest Rate Risk

At September 30, 2007, we had unrestricted cash and cash equivalents totaling $18.5 million and short-term investments totaling $19.6 million. These amounts were invested primarily in money market funds, commercial paper and corporate bonds, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short-term interest rates and determined that, due to the size and duration of our investment portfolio, a 100-basis-point increase in interest rates would not have any material exposure to changes in the fair value of our portfolio at September 30, 2007. Declines in interest rates, however, would reduce future investment income.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Unica Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, redeemable preferred stock, stockholders’ (deficit) equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Unica Corporation and its subsidiaries at September 30, 2007, and the results of their operations and their cash flows for the year ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting for taxes existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management’s Report on Internal Control Over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
January 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Unica Corporation

We have audited the accompanying consolidated balance sheet of Unica Corporation and subsidiaries as of September 30, 2006, and the related consolidated statements of income, redeemable preferred stock, stockholders’ (deficit) equity and comprehensive income, and cash flows for each of the two years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unica Corporation and subsidiaries at September 30, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
December 13, 2006

UNICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$18,493	$30,501
Short-term investments	19,614	9,537
Accounts receivable, net of allowance for doubtful accounts of $77 and $141, respectively	28,058	26,252
Purchased customer receivables	1,180	1,030
Deferred tax assets, net of valuation allowance	565	655
Prepaid expenses and other current assets	7,288	1,682

Total current assets	75,198	69,657
Property and equipment, net	4,135	2,226
Purchased customer receivables, long-term	875	1,731
Acquired intangible assets, net	9,906	7,282
Goodwill	26,160	20,106
Deferred tax assets, long-term, net of valuation allowance	4,324	2,999
Other assets	750	646

Total assets	$121,348	$104,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,366	$2,620
Accrued expenses	17,431	13,534
Short-term deferred revenue	34,946	29,580

Total current liabilities	54,743	45,734
Long-term deferred revenue	3,686	4,306

Total liabilities	58,429	50,040
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value:
Authorized — 10,000,000 shares; no shares issued or outstanding at September 30, 2006 and 2005	—	—
Common stock, $0.01 par value:
Authorized — 90,000,000 shares; issued and outstanding — 20,074,455 and 19,600,444 shares at September 30, 2007 and 2006, respectively	201	196
Additional paid-in capital	59,802	52,094
Retained earnings	2,578	2,082
Accumulated other comprehensive income	338	235

Total stockholders’ equity	62,919	54,607

Total liabilities and stockholders’ equity	$121,348	$104,647

The accompanying notes are an integral part of these consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(In thousands, except share and per share data)

	Year Ended September 30,
	2007	2006	2005

Revenue:
License	$38,970	$35,023	$26,198
Maintenance and services	54,318	40,876	32,697
Subscription	8,955	6,512	4,653

Total revenue	102,243	82,411	63,548
Costs of revenue:
License	2,782	1,924	854
Maintenance and services	18,958	13,854	10,554
Subscription	692	429	228

Total cost of revenue	22,432	16,207	11,636

Gross profit	79,811	66,204	51,912
Operating expenses:
Sales and marketing	41,068	33,446	26,802
Research and development	22,034	17,085	11,466
General and administrative	16,362	11,549	6,927
Restructuring charges	1,244	255	—
In-process research and development	—	4,037	—
Amortization of acquired intangible assets	1,572	1,109	460

Total operating expenses	82,280	67,481	45,655

Income (loss) from operations	(2,469)	(1,277)	6,257
Other income:
Interest income, net	2,056	2,047	660
Other income (expense), net	108	(57)	(67)

Total other income	2,164	1,990	593
Income (loss) before income taxes	(305)	713	6,850
Provision (benefit) for income taxes	(801)	37	2,329

Net income	$496	$676	$4,521

Net income (loss) per common share:
Basic	$0.02	$0.04	$(0.03)

Diluted	$0.02	$0.03	$(0.03)

Shares used in computing net income (loss) per common share:
Basic	19,856,702	19,267,319	11,342,468

Diluted	20,782,484	20,234,995	11,342,468

The accompanying notes are an integral part of these consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK,
STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005
(In thousands, except share data)

	Series A		Series B
	Redeemable		Redeemable		Common Stock				Accumulated
	Convertible		Convertible			$0.01	Additional		Other	Total
	Preferred Stock		Preferred Stock			Par	Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	(Deficit) Equity	Income
Balance at September 30, 2004	74,811	$9,488	1,635,799	$5,876	9,597,259	$96	$725	$(2,583)	$204	$13,806
Net income								4,521		4,521	$4,521
Exercise of stock options					752,281	7	929			936
Accretion of Series A redeemable convertible preferred stock		505						(505)		—
Accretion of Series B redeemable convertible preferred stock				336				(336)		—
Conversion of redeemable convertible preferred stock into common stock	(74,811)	(9,993)	(1,635,799)	(6,212)	4,082,967	41	16,164			—
Dividend paid							(11,823)			(11,823)
Issuance of common stock in initial public offering, net of issuance costs of $6,177					4,470,000	45	38,479			38,524
Stock-based compensation							453			453
Foreign currency translation adjustment									(43)	(43)	(43)
Change in unrealized gain (loss) on available-for-sale securities									(1)	(1)	(1)

Comprehensive income											$4,477

Balance at September 30, 2005	—	—	—	—	18,902,507	189	44,927	1,097	160	46,373
Net income								676		676	$676
Impact of adopting SAB 108, net of tax								309		309
Exercise of stock options					513,346	5	1,198			1,203
Tax benefit on options exercised							882			882
Issuance of common stock for employee stock purchase plan					32,607		267			267
Stock-based compensation							3,018			3,018
Issuance of common stock in acquisition					151,984	2	1,802			1,804
Foreign currency translation adjustment									74	74	74
Change in unrealized gain (loss) on available-for-sale securities									1	1	1

Comprehensive income											$751

Balance at September 30, 2006	—	—	—	—	19,600,444	196	52,094	2,082	235	54,607
Net income								496		496	496
Exercise of stock options					320,754	3	1,261			1,264
Tax benefit on options exercised							950			950
Issuance of common stock for employee stock purchase plan					60,866	1	626			627
Vesting of restricted stock units					92,391	1	(568)			(567)
Stock-based compensation							5,439			5,439
Foreign currency translation adjustment									104	104	104
Change in unrealized gain (loss) on available-for-sale securities									(1)	(1)	(1)

Comprehensive income											$599

Balance at September 30, 2007	—	$—	—	$—	20,074,455	$201	$59,802	$2,578	$338	$62,919

The accompanying notes are an integral part of these consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$496	$676	$4,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,428	1,102	787
Amortization of capitalized software	10	—	—
Amortization of acquired intangible assets	2,709	1,785	460
In-process research and development charge	—	4,037	—
Share-based compensation charge	5,520	3,018	453
Deferred tax benefits	(1,152)	(2,929)	(468)
Excess tax benefits from share-based compensation	(950)	(880)	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(387)	(9,377)	(3,865)
Prepaid expenses and other current assets	(5,161)	(526)	1,103
Other assets	935	269	(79)
Accounts payable	(292)	845	(195)
Accrued expenses	3,404	535	2,557
Deferred revenue	4,120	8,815	4,466

Net cash provided by operating activities	10,680	7,370	9,740
Cash flows from investing activities:
Purchases of property and equipment, net of acquisitions	(3,200)	(1,371)	(1,236)
Capitalization of software development costs	(136)	—	—
Net cash paid for acquisitions	(11,920)	(28,286)	—
Cash collected from license acquired in acquisition	31	—	—
Sales and maturities of short-term investments	48,974	25,044	3,400
Purchases of short-term investments	(59,053)	(18,403)	(19,573)
Increase in restricted cash	—	(103)	144

Net cash used in investing activities	(25,304)	(23,119)	(17,265)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	—	38,524
Proceeds from issuance of common stock under stock option and employee stock purchase plans	1,891	1,470	936
Tax benefit related to exercised stock options	950	882	—
Payment of withholding taxes in connection with settlement of restricted stock units	(566)	—	—
Payment of dividend	—	—	(11,823)

Net cash provided by financing activities	2,275	2,352	27,637
Effect of exchange rate changes on cash and cash equivalents	341	144	(131)

Net (decrease) increase in cash and cash equivalents	(12,008)	(13,253)	19,981
Cash and cash equivalents at beginning of period	30,501	43,754	23,773

Cash and cash equivalents at end of period	$18,493	$30,501	$43,754

Supplemental disclosure of cash flow information:
Income taxes paid	$2,067	$1,706	$1,677

Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock dividends	$—	$—	$841

Conversion of redeemable convertible preferred stock into common stock	$—	$—	$16,205

Issuance of common stock for acquisition	$—	$1,804	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

1.	Nature of Business

Unica Corporation (the “Company”) is a leading global provider of Enterprise Marketing Management (EMM) software. Focused exclusively on the needs of marketers, Unica’s Affinium® software delivers key EMM capabilities, including: web and customer analytics, demand generation, and marketing resource management. Affinium streamlines the entire marketing process for brand, relationship and internet marketing — from planning and budgeting to project management, execution and measurement.

The Company has a worldwide installed base serving a wide range of industries, including financial services, insurance, retail, telecommunications, and travel and hospitality. The Company offers software primarily through a direct sales force, as well as through alliances with marketing service providers (MSPs), distributors, and systems integrators. In addition, the Company provides a full range of services to customers, including implementation, training, consulting, maintenance and technical support, and customer success programs.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year end is September 30. References to 2007, 2006 or 2005 mean the fiscal year ended September 30, unless otherwise indicated.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Subscription revenue, which previously was allocated between license and maintenance revenue, and the related costs of revenue, are now separately identified in the consolidated statements of income. All prior year amounts have been reclassified to conform to the current year presentation.

The following table reconciles the current revenue presentation and the previous presentation:

	Current Presentation			Previous Presentation
	Year Ended September 30,			Year Ended September 30,
	2007	2006	2005	2006	2005

Revenue:
License	$38,970	$35,023	$26,198	$39,621	$29,343
Maintenance and services	54,318	40,876	32,697	42,790	34,205
Subscription	8,955	6,512	4,653	—	—

Total revenue	$102,243	$82,411	$63,548	$82,411	$63,548

The following table reconciles the current cost of revenue presentation and the previous presentation:

	Current Presentation			Previous Presentation
	Year Ended September 30,			Year Ended September 30,
	2007	2006	2005	2006	2005

Cost of revenue:
License	$2,782	$1,924	$854	$2,175	$957
Maintenance and services	18,958	13,854	10,554	14,032	10,679
Subscription	692	429	228	—	—

Total cost of revenue	$22,432	$16,207	$11,636	$16,207	$11,636

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (US GAAP) requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, judgments and assumptions. Examples include estimates of loss contingencies, acquisition accounting valuations, software development costs eligible for capitalization, amortization and depreciation period estimates, the potential outcome of future tax consequences of events that have been recognized in the financial statements or tax returns, estimating the fair value of the Company’s reporting units and assumptions used in the valuation of share-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

Acquisition Accounting

The purchase price of each acquired business is allocated to the assets acquired and liabilities assumed, if any, at their respective fair value on the date of acquisition. Any excess purchase price over the amounts allocated to the assets acquired and liabilities assumed is recorded as goodwill.

Revenue Recognition

The Company derives revenue from software licenses, maintenance and services, and subscriptions. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions . In accordance with these standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is deemed fixed or determinable and collection is deemed probable.

Generally, implementation services for the Company’s software products are not deemed essential to the functionality of the software products, and therefore services revenue is recognized separately from license and subscription revenue. When the Company determines that services are essential to the functionality of software in an arrangement, the license or subscription and services revenue from the arrangement would be recognized pursuant to SOP 81-1, Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts . In such cases, the Company is required to make reasonably dependable estimates relative to the extent of progress toward completion by comparing the total hours incurred to the estimated total hours for the arrangement and, accordingly, would apply the percentage-of-completion method. If the Company were unable to make reasonably dependable estimates of progress towards completion, then it would use the completed-contract method, under which revenue is recognized only upon completion of the services. If total cost estimates exceed the anticipated revenue, then the estimated loss on the arrangement is recorded at the inception of the arrangement or at the time the loss becomes apparent.

The Company generally sells its software products and services together in a multiple-element arrangement under both perpetual license and subscription arrangements. When the Company enters into multiple-element perpetual license arrangements, the Company allocates the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each multiple-element arrangement requires the Company to analyze the individual elements in the transaction and to estimate the fair value of each undelivered element, which typically includes maintenance and services.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

The Company generally estimates the fair value of the maintenance portion of an arrangement based on the maintenance renewal price for that arrangement. In multiple-element arrangements where the Company sells maintenance for less than fair value, the Company defers the contractual price of the maintenance plus the difference between such contractual price and the fair value of maintenance over the expected life of the product. The Company makes a corresponding reduction in license revenue. The fair value of the professional services portion of the arrangement is based on the rates that the Company charges for these services when sold independently from a software license. If, in the Company’s judgment, evidence of fair value cannot be established for undelivered elements in a multiple element arrangement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the elements for which evidence of fair value could not be established are delivered.

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

Maintenance and Services.  Maintenance and services revenue is generated from sales of (a) maintenance, including software updates and upgrades and technical support, associated with the sale of perpetual software licenses and (b) services, including implementation, training and consulting, and reimbursable travel.

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

In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred, the Company classifies reimbursements received for out-of-pocket expenses incurred as services revenue and classifies the related costs as cost of revenue. The amounts of reimbursed expenses included within revenue and cost of revenue were $1,363, $1,002 and $1,066 for the years ended September 30, 2007, 2006 and 2005, respectively.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

Subscription Revenue.  Subscription revenue includes, for a bundled fee, (a) the right to use the Company’s software for a specified period of time, typically one year, (b) updates and upgrades to software and (c) technical support. Subscriptions are generally sold through MSPs. Customers are generally invoiced in annual or quarterly installments and are billed in advance of the subscription period. Revenue is recognized ratably over the contractual term of the arrangement.

Cost of Revenue

Cost of license revenue, for both perpetual licenses and subscription arrangements, consists primarily of (a) salaries, benefits and share-based compensation related to documentation personnel, (b) facilities and other related overhead, (c) amortization of acquired developed technology, (d) amortization of capitalized software development costs under Statement of Financial Accounting Standards (SFAS) 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and (e) third-party royalties. Cost of maintenance and services revenue consists primarily of (a) salaries, benefits and share-based compensation related to professional services and technical support personnel, (b) billable and non-billable travel, lodging and other out-of-pocket expenses, (c) facilities and other related overhead, and (d) cost of services provided by subcontractors for professional services. Cost of subscription revenue includes the allocation of specific costs including labor-related costs associated with technical support and documentation personnel, and related overhead.

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of net assets associated with acquisitions. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. The Company allocated a portion of each purchase price to intangible assets, including customer contracts and developed technology that are being amortized over their estimated useful lives of three to fourteen years. The Company also allocates a portion of each purchase price to tangible assets and assesses the liabilities to be recorded as part of the purchase price.

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

In accordance with (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets, including intangible assets, were impaired.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

Software Development Costs

The Company evaluates whether to capitalize or expense software development costs in accordance with SFAS 86. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs. The Company defines technological feasibility as the completion of a working model. For the year ended September 30, 2007, the Company capitalized $136 of software development costs. The net book value of capitalized software development costs at September 30, 2007 was $126. Software development costs eligible for capitalization during the years ended September 30, 2006 and 2005 were not material.

Costs of software applications developed or obtained for internal use that are incurred during the applications’ development stages are capitalized in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed of Obtained for Internal Use. Costs eligible for capitalization during the years ended September 30, 2007, 2006 and 2005 were immaterial.

Advertising and Promotional Expense

Advertising and promotional expense is expensed as incurred, as such efforts have not met the direct-response criteria required for capitalization. Advertising expense for the years ended September 30, 2007, 2006 and 2005 was $427, $348 and $144, respectively.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS 52, Foreign Currency Translation.

The functional currency of the Company’s foreign subsidiaries in the United Kingdom, Singapore and India is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date, except for property and equipment, which are remeasured into U.S. dollars at historical rates. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the United Kingdom, Singapore and India subsidiaries are recorded within other income (expense) in the consolidated income statement. During the years ended September 30, 2007, 2006 and 2005, remeasurement adjustments were a net gain of $200, $72 and a net loss of $16, respectively.

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

Any gains or losses resulting from foreign currency transactions, including the translation of intercompany balances, are recorded in other income (expense) in the consolidated income statement. During the year ended September 30, 2007, the net foreign currency transaction loss was $91. During the years ended September 30, 2006 and 2005, foreign currency transaction gains and losses were not material.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. The Company invests the majority of its excess cash in overnight investments and money market funds of accredited financial institutions.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

Investments

Short-term investments are made in accordance with the Company’s corporate investment policy, as approved by its Board of Directors. The primary objective of this policy is preservation of capital. Investments are limited to high quality corporate debt, commercial paper, municipal bonds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At September 30, 2007, the Company was in compliance with this internal policy.

The Company considers all highly liquid investments with original maturities of greater than 90 days at the time of purchase to be short-term investments. The Company accounts for its investments in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s investments were classified as available-for-sale and were carried at fair market value at September 30, 2007 and 2006. Unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income. The Company reviews all investments for reductions in fair value that are considered other than temporary. When such reductions occur, the cost of the investment is adjusted to fair value through other income (loss) on the consolidated income statement. Gains and losses are calculated on the basis of specific identification.

Short-term investments, all with contractual maturities within one year, were as follows:

	Amortized	Unrealized	Fair Market
	Cost	Gain	Value

At September 30, 2007:
Commercial paper	$11,505	$—	$11,505
Corporate debentures and other securities	8,109	—	8,109

Total short-term investments	$19,614	$—	$19,614

At September 30, 2006:
Commercial paper	$4,795	$—	$4,795
Corporate debentures and other securities	4,741	1	4,742

Total short-term investments	$9,536	$1	$9,537

In 2007 and 2006, no realized gains or losses on short-term investments were recognized.

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

No customers accounted for greater than 10% of the accounts receivable balance at September 30, 2007. One customer accounted for 15% of the accounts receivable balance at September 30, 2006.

No customer accounted for more than 10% of the Company’s total revenue in any of the years ended September 30, 2007, 2006 and 2005.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, purchased customer receivables and accounts payable, approximated their fair values at September 30, 2007 and 2006, due to the short-term nature of these instruments.

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

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS 128, Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share (EITF 03-6). EITF 03-6 clarified the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS 128. Effective for periods beginning after March 31, 2004, EITF 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing earnings per share. The Company has determined that its redeemable preferred stock represents a participating security, and therefore has applied the provisions of EITF 03-6 for the years ended September 30, 2005 and 2004, the periods in which the redeemable preferred stock was outstanding.

Under the two-class method, basic net income (loss) per share for the year ended September 30, 2005 was computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates net income first to preferred stockholders based on dividend rights under the Company’s charter and then to preferred and common stockholders, pro rata, based on ownership interests. Net losses are not allocated to preferred stockholders. For the year ended September 30, 2005, the application of the two-class method is more dilutive than the if-converted method. Diluted net income (loss) per share gives effect to all potentially dilutive securities, including stock options using the treasury stock method. For the years ended September 30, 2007 and 2006, the Company had only one class of security, common stock, outstanding.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended September 30,
	2007	2006	2005

Numerator:
Net income	$496	$676	$4,521

Allocation of net income:
Basic:
Accretion of preferred stock dividends	$—	$—	$841
Special one-time dividend and redemption payment	—	—	4,062
Undistributed net income allocated to preferred stockholders	—	—	—

Net income applicable to preferred stockholders	—	—	4,903
Net income (loss) applicable to common stockholders	496	676	(382)

Net income	$496	$676	$4,521

Diluted:
Accretion of preferred stock dividends	$—	$—	$841
Special one-time dividend and redemption payment	—	—	4,062
Undistributed net income allocated to preferred stockholders	—	—	—

Net income applicable to preferred stockholders	—	—	4,903
Net income (loss) applicable to common stockholders	496	676	(382)

Net income	$496	$676	$4,521

Denominator:
Weighted-average shares of common stock outstanding	19,856,702	19,267,319	11,342,468
Effect of potentially dilutive shares	925,782	967,676	—

Shares used in computing diluted net income (loss) per common share	20,782,484	20,234,995	11,342,468

Calculation of net income (loss) per share:
Basic:
Net income (loss) applicable to common stockholders	$496	$676	$(382)

Weighted average shares of common stock outstanding	19,856,702	19,267,319	11,342,468

Net income (loss) per common share	$0.02	$0.04	$(0.03)

Diluted:
Net income (loss) applicable to common stockholders	$496	$676	$(382)

Shares used in computing diluted net income (loss) per common share	20,782,484	20,234,995	11,342,468

Net income (loss) per common share	0.02	$0.03	$(0.03)

The number of potentially dilutive shares in the table above was computed using the treasury stock method for all periods presented. As a result of this method, common stock equivalents of 1,104,462, 981,851 and 104,587 were excluded from the determination of potentially dilutive shares for the years ended

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

September 30, 2007, 2006 and 2005, respectively, due to their anti-dilutive effect. An additional 1,456,133 common stock equivalents were excluded in fiscal 2005 as a result of the Company’s net loss in that period.

For the year ended September 30, 2005, net loss applicable to common stockholders and net loss per share reflect a special one-time preferred stock dividend of $3,062 and a redemption payment of $1,000 in August 2005 in connection with the Company’s initial public offering.

In connection with the Company’s adoption of SFAS No. 123(R), the calculation of assumed proceeds used to determine the diluted weighted average shares outstanding under the treasury stock method in fiscal 2007 and 2006 was adjusted by tax windfalls and shortfalls associated with all of the Company’s outstanding stock awards. Windfalls and shortfalls are computed by comparing the tax deductible amount of outstanding stock awards to their grant date fair values and multiplying the result by the applicable statutory tax rate. A positive result creates a windfall, which increases the assumed proceeds and a negative result creates a shortfall, which reduces the assumed proceeds.

Accounting for Share-Based Compensation

On October 1, 2005, the Company adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R), which requires the Company to recognize expense related to the fair value of share-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated the Company’s financial results for prior periods. Under this transition method, share-based compensation expense for the year ended September 30, 2007 and 2006 includes compensation expense for all share-based compensation awards granted on or after November 18, 2004 (the filing date for the initial registration statement for the Company’s initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

The fair value of options granted prior to November 18, 2004, was calculated using the minimum value method, pursuant to SFAS 123 and the related pro forma expense was shown in a footnote to the consolidated financial statements. Under the provisions of SFAS 123(R), the value of these options will not be recorded in the statement of operations subsequent to the adoption of SFAS 123(R). Instead, the Company will continue to account for these options using Accounting Principles Board (APB) Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related Interpretations. The amount of unamortized pro forma deferred compensation at October 1, 2005, related to those minimum value awards was $920.

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

During fiscal 2005, in accordance with APB 25, the Company recorded deferred share-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of September 30, 2007, the Company had $28 of deferred share-based compensation remaining to be amortized which is expected to be amortized during fiscal 2008. Upon the adoption of

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

SFAS 123(R) on October 1, 2005, the deferred share-based compensation balance was netted against additional paid-in capital in the consolidated balance sheet.

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

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

pricing model. The assumptions used and the resulting estimated fair value for grants during the applicable period are as follows:

	Year Ended September 30,
	2007	2006	2005

Dividend yield	—	—	—
Volatility	49% to 50%	49% to 66%	66%
Risk-free interest rate	4.35% to 4.78%	4.4% to 5.2%	3.7% to 4.2%
Weighted-average expected option term (in years)	4.1	4.1 to 6.1	6.1
Weighted-average fair value per share of options granted	$5.15	$5.97	$5.90
Weighter-average fair value per share of restricted stock awards granted	$12.18	$11.89	—

The fair value of ESPP awards is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used and the resulting estimated fair value for grants during the applicable period are as follows

	Year Ended September 30,
	2007	2006

Dividend yield	—	—
Volatility	41%	37%
Risk-free interest rate	4.07%	4.96%
Weighted-average expected option term (in years)	0.5	0.5
Weighted-average fair value per share of options granted..	$1.23	$1.23

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

The weighted-average exercise price of the options granted under the stock option plans for the years ended September 30, 2007, 2006 and 2005 was $11.63, $12.28 and $9.30, respectively.

The components of share-based compensation expense for the years ended September 30, 2007 and 2006 are as follows:

	Year Ended	Year Ended
	September 30,	September 30,
	2007	2006

Stock options under SFAS 123(R)	$2,426	$1,733
Stock options under APB 25	82	152
Restricted stock units	2,937	1093
Employee stock purchase plan	75	40

Total share-based compensation	$5,520	$3,018

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

Cost of revenue and operating expenses include share-based compensation expense as follows for the years ended September 30, 2007, 2006 and 2005.

	Year Ended September 30,
	2007	2006	2005

Cost of maintenance and services revenue	$590	$273	$94
Sales and marketing expense	1,706	776	171
Research and development expense	1,151	678	68
General and administrative expense	2,073	1,291	120

Total share-based compensation expense	$5,520	$3,018	$453

As a result of adopting SFAS 123(R) on October 1, 2005, the Company’s net income for the years ended September 30, 2007 and 2006 was $2,501 and 1,773, respectively, net of tax, lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended September 30, 2007 was $0.12 lower than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended September 30, 2006 was $0.09 lower than if the company had continued to account for share-based compensation under APB 25.

The Company expects to record the unamortized portion of share-based compensation expense for existing stock options and restricted stock awards outstanding at September 30, 2007, over a weighted-average period of 2.05 years, as follows:

Year Ending September 30,

2008	$6,073
2009	5,413
2010	3,896
2011	1,506

Expected future share-based compensation expense	$16,888

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

Recently Issued Accounting Pronouncements

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.

The Company adopted SAB 108 as of October 1, 2005 and had applied its provisions using the cumulative effect transition method which required us to reverse $510 of excess allowance for doubtful accounts for uncorrected errors. The excess allowance for doubtful accounts as of September 30, 2003 was

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

approximately $410 and had accumulated over several years. The excess allowance for doubtful accounts increased by approximately $80 and $20 during the years ended September 30, 2004 and 2005, respectively. The excess allowance for doubtful accounts was the result of our business practice, which started in the fiscal year ended September 30, 1998, to record a general provision to protect against future loss exposure. These errors had not previously been material to any of those prior periods when measured using the roll-over method. The Company recorded this cumulative effect adjustment net of tax, resulting in a decrease to short-term deferred tax assets of $201. As a result, the net adjustment was recorded as an increase to retained earnings as of October 1, 2005 of $309.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This becomes available when the Company adopts SFAS 157, which will be fiscal year 2009. The Company is analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.

In September 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with SFAS 109, Accounting for Income Taxes, and provides guidance on financial statement recognition and disclosure for tax positions taken or expected to be taken on a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance of FIN 48 is applicable for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 at the beginning of fiscal 2008. The Company is in the process of evaluating whether the adoption of FIN 48 will have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The Company has not yet determined the impact, if any, of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The Company has not yet determined the impact, if any, of SFAS 160 on its consolidated financial statements.

3.	Acquisitions

MarketingCentral, L.L.C.

On July 12, 2007, the Company acquired by merger MarketingCentral L.L.C. (MarketingCentral), a software company located in Atlanta, Georgia. The purchase price was $12.9 million, which consisted of cash consideration of $12.5 million and assumed liabilities and transaction-related costs of $0.4 million. This acquisition was accounted for as a purchase transaction in accordance with SFAS 141, Business Combinations. The results of operations of the Company include the results of MarketingCentral beginning on the date of the acquisition. The purchase price allocation is preliminary and a final determination of purchase accounting adjustments will be made upon the finalization of the Company’s integration activities.

Following is a summary of the purchase price allocation of the acquired MarketingCentral business:

Cash and cash equivalents	$580
Accounts receivable	527
Purchased customer receivables	720
Property and equipment	49
Other assets	7
Developed technology	2,011
Customer relationships	1,948
Goodwill	5,673
Tradename	44
License agreement	1,360

Total assets	12,919
Deferred revenue	215
Transaction costs	130
Assumed liabilities	74

Total liabilities	419

Total cash consideration	$12,500

The portion of the MarketingCentral purchase price allocated to purchased customer receivables reflects the fair value of future amounts due under customer contracts in effect as of the acquisition date for which Unica assumed an obligation to perform. The fair value of these receivables was determined based on the expected discounted cash flows.

The portion of the MarketingCentral purchase price allocated to developed technology, customer relationships, tradename and license agreement as determined by the Company using a discounted cash flow method. These intangible assets will be amortized over their estimated useful lives (see Note 4). The goodwill is not subject to amortization, but will be evaluated for impairment at least annually in accordance with the provisions of SFAS 142. Goodwill of $5,673 is expected to be deductible for tax purposes.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

Various factors contributed to the establishment of goodwill, including: MarketingCentral’s assembled work force as of the acquisition date; the synergies expected to result from combining infrastructure; and the expected revenue growth and product cash flows in future years.

The Company has estimated the fair value of deferred revenue related to the obligation assumed from MarketingCentral in connection with the acquisition using the cost build-up approach, which determines fair value by estimating the cost of fulfilling the obligation, plus a normal profit margin. The Company estimated the normal profit margin to be 20%.

Sane Solutions, L.L.C.

On March 22, 2006, the Company acquired Sane Solutions, L.L.C. (Sane), a privately-held provider of web analytics software for internet marketing, located in North Kingstown, Rhode Island. The purchase price was $28,818, which consisted of cash consideration of $21,774, assumed liabilities and transaction-related costs of $5,240, and 151,984 shares of common stock valued at $1,804 for accounting purposes or $11.87 per share. This acquisition was accounted for as a purchase transaction in accordance with SFAS 141. The results of Sane have been included in the Company’s financial statements from the date of acquisition.

Following is a summary of the final purchase price allocation of the acquired Sane business:

Cash	$745
Accounts receivable	577
Other current assets	28
Property and equipment	185
Developed technology	2,714
Customer contracts and related customer relationships	4,343
Goodwill	16,189
In-process research and development	4,037

Total assets	28,818
Deferred revenue	440
Merger-related restructuring costs	178
Accrued and assumed liabilities	4,622

Total liabilities	5,240

Common stock issued	1,804

Total cash consideration	$21,774

Goodwill has increased by $273 since the Company’s initial purchase price allocation as the Company obtained final information on which to base its determination of the fair value of assets acquired and liabilities assumed.

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

The portion of the Sane purchase price allocated to developed technology and customer contracts and related customer relationships reflects its fair value as determined by the Company using a discounted cash flow method. These intangible assets will be amortized on a straight-line basis over their estimated useful lives

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

(see Note 4). The goodwill is not subject to amortization, but will be evaluated for impairment at least annually in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. Goodwill of $16,189 is expected to be deductible for tax purposes.

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

In-Process Research and Development

The in-process research and development associated with the Sane acquisition primarily consists of an acquired web analytics product that was in development at the acquisition date. The amount of $4,037 was recorded as in-process research and development and charged to expense at the acquisition date as the future benefit is dependent on continued research and development activity and the asset has no alternative future use as of the acquisition date. In determining this value, the Company used the income approach to determine the fair values of the in-process research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value at a risk-adjusted discount rate, for which the Company used 31%. The Company estimated that it would complete development of the in-process project in the third quarter of fiscal 2006, at which point material cash inflows would commence. In arriving at the value of the in-process project, the Company considered, among other factors, the in-process project’s stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. The Company completed development in June 2006, incurring approximately $450 of product development costs.

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

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

In addition, the Company is required to make a payment of $1,000 to NetRatings in the event of a sale of the Company. In addition, in the event that the Company acquires certain specified companies, it may elect to extend the license granted by NetRatings under the agreement to cover the products, services and technology of such an acquired company by making additional payments to NetRatings based on the web analytics revenue of the acquired company during the twelve-month period preceding such acquisition.

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

Following is a summary of the final purchase price allocation of the acquired MarketSoft business:

Purchased customer receivables	$1,919
Property and equipment	115
Purchased customer receivables, long term	2,477
Developed technology	1,129
Customer contracts and related customer relationships	628
Goodwill	1,607

Total assets	7,875
Deferred revenue	374
Transaction costs	149
Merger-related restructuring costs	57
Assumed liabilities	37

Total liabilities	617

Total cash consideration	$7,258

Goodwill has decreased by $434 since the Company’s initial purchase price allocation as the Company obtained final information on which to base its determination of the fair value of assets acquired, in particular the purchased customer receivables, and liabilities assumed.

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

The portion of the MarketSoft purchase price allocated to developed technology and customer contracts and related customer relationships reflects the fair value as determined by the Company using a discounted cash flow method. These intangible assets will be amortized on a straight-line basis over their estimated useful lives (see Note 4). The goodwill is not subject to amortization, but will be evaluated for impairment at least annually in accordance with the provisions of SFAS 142. Goodwill of $1,607 is expected to be deductible for tax purposes.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

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

Acquisition-Related Restructuring Costs

The purchase price for each acquisition includes restructuring liabilities of $196 for Sane Solutions and $60 for MarketSoft, which represent severance, relocation and related legal charges that were recorded as part of each purchase price in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

Following is a roll forward of the acquisition-related restructuring accrual:

Balance at September 30, 2006	$169
Less: Cash Payments	(40)
Adjustments	(109)

Balance at September 30, 2007	$20

The Company expects that the remaining balance of $20 will be paid in fiscal 2008.

Pro Forma Results (Unaudited)

The unaudited pro forma combined condensed results of operations of Unica, MarketingCentral, Sane, and MarketSoft for the years ended September 30, 2007 and 2006 presented below give effect to the acquisitions of MarketingCentral, Sane and MarketSoft as if the acquisitions had occurred as of the beginning of each period presented. MarketingCentral’s fiscal year end prior to the acquisition was December 31, Sane’s fiscal year end prior to the acquisition was December 31, and MarketSoft’s fiscal year end prior to the acquisition was June 30. The unaudited pro forma combined condensed results of operations are not necessarily indicative of future results or the actual results that would have occurred had the acquisitions been consummated as of the beginning of each period presented.

	Year Ended
	September 30,
	2007	2006

Pro forma revenue	$104,705	$87,527
Pro forma net income	423	641
Pro forma net income per share:
Basic	$0.02	$0.03

Diluted	$0.02	$0.03

The above unaudited pro forma results exclude adjustments for the $4,037 in-process research and development charge, and include net amortization of acquired intangible assets in the amounts of $2,930 and $1,412 for the years ended September 30, 2007 and 2006, respectively. In addition, the unaudited pro forma results have been adjusted to reduce interest income earned by the Company on the cash paid for each

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

acquisition. The Company estimated this interest income adjustment using an interest rate of 2.5% for the years ended September 30, 2007 and 2006.

4.	Goodwill and Acquired Intangible Assets

The Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value in accordance with the provisions of SFAS 142. In 2007 and 2006, the Company’s annual testing indicated there was no impairment since the fair value exceeded the net assets of the reporting units, including goodwill. The Company estimates fair value using the income approach, based on the discounted future cash flows estimated by management for each reporting unit. Reporting units are organized by operations with similar economic characteristics for which discrete financial information is available and regularly reviewed by management.

Unless changes in events or circumstances indicate that an impairment test is required, the Company will continue to test goodwill for impairment on an annual basis. A portion of goodwill and acquired intangible assets pertains to the Company’s France subsidiary and, as a result, is subject to translation at the currency rates in effect at the balance sheet date.

The following table describes changes to goodwill:

	Year Ended
	September 30,
	2007	2006

Beginning balance	$20,106	$2,337
Additions:
Sane acquisition	159	16,030
MarketSoft acquisition	(78)	1,685
MarketingCentral acquisition	5,673	—
Foreign exchange	300	54

Ending balance	$26,160	$20,106

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

Intangible assets subject to amortization are comprised of the following:

	Estimated
	Useful Lives	As of September 30,
	In Years	2007	2006

Developed technology	1-8	$6,699	$4,594
Customer contracts and related customer relationships	3-14	7,556	5,537
License agreement	14	1,360
Tradename	1	44
Other	2	—	40

		15,659	10,171
Less: Accumulated amortization of developed technology		(2,645)	(1,426)
Customer contracts and related customer relationships		(3,067)	(1,423)
License agreement		(31)	—
Tradename		(10)	—
Other		—	(40)

Total accumulated amortization		(5,753)	(2,889)

Total intangible assets, net		$9,906	$7,282

The increase in the gross intangible assets as of September 30, 2007 as compared to September 30, 2006, principally reflects the acquisition of MarketingCentral on July 12, 2007. The developed technology intangible assets are being amortized on a straight-line basis over their estimated useful lives from one to eight years. Amortization of developed technology, included as a component of cost of product revenue in the consolidated statements of operations, was $1,135 and $675 and for the years ended September 30, 2007 and 2006, respectively.

Intangible assets are expected to be amortized over a weighted-average period of 3.42 years as follows:

Year ending September 30, 2008	$3,060
2009	2,330
2010	1,201
2011	692
2012	585
2013 and thereafter	2,038

Total expected amortization	$9,906

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

5.	Property and Equipment

Property and equipment consists of the following:

	Estimated	As of September 30,
	Useful Life	2007	2006

Software	2-3 years	$1,531	$1,067
Office equipment	3 years	4,549	3,237
Furniture and fixtures	5 years	658	517
Leasehold improvements	Lesser of useful life or term of lease	1,063	782
Construction-in-progress	—	1,281	123

		9,082	5,726

Less: accumulated depreciation and amortization		(4,947)	(3,500)

		$4,135	$2,226

Property and equipment are stated at cost. Leasehold improvements are depreciated over the shorter of the lease term or their estimated useful lives. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. Depreciation expense for the years ended September 30, 2007, 2006 and 2005 was $1,428, $1,102 and $787, respectively. Repairs and maintenance charges less than $1 are expensed as incurred.

6.	Restricted Cash

At September 30, 2007 and 2006, the Company had $260 and $247, respectively, of restricted cash held in certificates of deposit as collateral for a letter of credit related to the security deposit on the Company’s leased facilities in Waltham, Massachusetts and in Paris, France. Restricted cash is included within other assets in the consolidated balance sheet. The restriction on cash expires upon expiration of the leases in 2009.

7.	Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various operating leases that expire through fiscal 2011. Total rent expense under these operating leases was $3,026, $2,818 and $1,764 for the years ended September 30, 2007, 2006 and 2005, respectively. Future minimum payments under operating leases as of September 30, 2007 are as follows:

Year ending September 30, 2008	$2,689
2009	1,788
2010	149
2011	36

Total minimum lease payments	$4,662

Obligations related to operating leases denominated in foreign currencies were translated at exchange rates in effect at September 30, 2007. The Company does not believe that changes in exchange rates over the term of the lease will have a material impact on the lease obligation. Upon expiration of current operating leases beginning in 2009, the Company expects to renew, or contract for new leased facilities, at prevailing market rates.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

The Company has open vendor purchase obligations in the amount of $1,553, which are expected to be paid as follows: $1,172 in 2008, $316 in 2009 and $65 in 2010.

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. In accordance with SFAS 5, Accounting for Contingencies, the Company accrues the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable. In accordance with EITF Topic D-77, Accounting for Legal Costs Expected To Be Incurred In Connection With A Loss Contingency, the Company accrues for legal costs associated with a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss or defense costs is a range and no amount within the range is more likely, the Company accrues the minimum amount of the range.

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

Warranties, Indemnifications and Guarantees

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

The Company has identified the guarantees described below as disclosable in accordance with FASB Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The Company evaluates estimated losses for guarantees under SFAS 5. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such guarantees in its financial statements.

As permitted under Delaware law, the Company’s Certificate of Incorporation provides that the Company indemnify each of its officers and directors during his or her lifetime for certain events or occurrences that happen by reason of the fact that the officer or director is or was or has agreed to serve as an officer or director of the Company. The maximum potential amount of future payments the Company could be required

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and would enable the Company to recover a portion of certain future amounts paid.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company typically agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with claims relating to infringement of a U.S. patent, or any copyright or other intellectual property. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. In certain situations the Company has agreed to indemnify its customers for losses incurred in connection with a breach of contract. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company carries insurance that covers certain third party claims relating to its services and could limit the Company’s exposure.

8.	Accrued Expenses

Accrued expenses consist of the following:

	As of September 30,
	2007	2006

Accrued payroll and related	$8,285	$7,693
Accrued professional fees	597	757
Acquisition-related accruals	257	693
Accrued restructuring	609	424
Accrued other	4,429	3,967
State sales tax accruals	3,254	—

	$17,431	$13,534

9.	Restructuring Charges

In the fourth quarter of fiscal 2006, the Company initiated the restructuring of certain of its operations in France to realign its resources in that region. As a result of this initiative, the Company terminated several employees resulting in a restructuring charge for severance and related costs of $1,240 and $255 during fiscal 2007 and 2006, respectively. The remaining balance at September 30, 2007 is expected to be paid during fiscal 2008.

The following is a roll forward of the restructuring accrual:

Restructuring accrual balance at September 30, 2006	$255
Restructuring and other related charges	1,240
Cash payments and foreign currency translation adjustment	(886)

Restructuring accrual balance at September 30, 2007	$609

10.	Income Taxes

The Company is on the accrual basis for tax purposes. At September 30, 2007, the Company had $163 of U.S. foreign tax credits, which may be available to offset future regular U.S. income tax liabilities and are

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

expected to expire at various dates through 2010. The Company also had available foreign net operating loss carryforwards of $170 that do not expire and state net operating loss carryforwards of $2,082 that expire at various dates through 2027.

The principal components of the Company’s deferred tax assets and liabilities are as follows:

	As of September 30,
	2007	2006

Non-deductible reserves, accruals and other	$343	$759
Share-based compensation	1,989	920
Foreign net operating loss carryforwards	57	237
U.S. foreign tax credit carryforwards	163	163
Research and development tax credit carryforwards	354	—
Amortization of intangible assets	2,393	2,008
Depreciation	173	117

Total	5,472	4,204
Valuation allowance	(583)	(550)

Net deferred tax asset	$4,889	$3,654

At September 30, 2007 and 2006, the Company had recorded a valuation allowance of $229 and $550, respectively, related to the deferred tax assets associated with foreign net operating loss carryforwards and foreign temporary differences due to the uncertainty of realizing the benefit of these assets. At September 30, 2007 and 2006, the Company recorded a valuation allowance of $354 and $0, respectively, related to the deferred tax asset associated with state research and development tax credits. In the year ended September 30, 2007, the Company generated certain foreign income and utilized certain foreign net operating loss carryforwards which resulted in the reduction of a portion of its valuation allowance and a tax benefit of $353 in the current period.

In the fiscal quarter ended June 30, 2007, the Company incorrectly determined its income tax provision primarily as a result of recognizing certain tax benefits relating to state research and development tax credits. Specifically, the Company concluded that based on a decrease in the Company’s expected fiscal 2007 financial results in the third quarter of fiscal 2007 that it should have recorded a $656 valuation allowance against its state research and development tax credits.

The Company recorded an additional tax provision of $165 in the quarter ended June 30, 2007 relating to the adjustment of the estimated tax provision computed for the fiscal year ended September 30, 2006, based upon amounts included in the actual tax returns filed in June 2007.

During the three months ended December 31, 2006, the “Tax Relief and Health Care Act of 2006” was enacted, thereby extending the research and development tax credit for qualified costs incurred after December 31, 2005. In accordance with this change in tax law, the Company recorded a tax benefit of $220 during the three months ended December 31, 2006 to recognize the benefit from qualified research and development costs incurred from January 1, 2006 through September 30, 2006. This was accounted for as a discrete item during the three months ended December 31, 2006.

Our effective tax rate, before discrete items, on a quarterly or annual basis, varies from statutory rates primarily due to the mix in jurisdictional earnings and losses.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

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

During the quarter ended June 30, 2006, the Company determined that certain estimated liabilities to taxing authorities were no longer probable due to the expiration of the statute of limitations on the related tax positions. At that time, the Company reversed this portion of the related tax reserves, which was accounted for as a discrete item and resulted in an income tax benefit of $90.

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

The following is a summary of the Company’s income (loss) before provision for income taxes by geography:

	Year Ended September 30,
	2007	2006	2005

Domestic	$(3,183)	$370	$5,972
Foreign	2,878	343	878

	$(305)	$713	$6,850

The following is a summary of the Company’s income tax provision (benefit):

	Year Ended September 30,
	2007	2006	2005

Current:
Federal	$(330)	$2,465	$2,162
State	202	230	424
Foreign	479	271	211

Total current provision	351	2,966	2,797

Deferred:
Federal	(1,158)	(2,612)	(395)
State	(31)	(317)	(73)
Foreign	37	—	—

Total deferred benefit	(1,152)	(2,929)	(468)

	$(801)	$37	$2,329

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

The following is a reconciliation of the Company’s statutory tax rate and effective tax rate:

	Year Ended September 30,
	2007	2006	2005

Statutory tax rate	(34.0)%	34.0%	34.0%
Foreign taxes, net	(4.7)	(13.5)	(0.9)
State taxes, net	54.1	(23.1)	3.4
Extraterritorial income exclusion	—	(16.4)	(1.3)
Domestic manufacturer’s deduction	—	(7.8)	—
Share-based compensation	48.5	32.3	2.3
Meals and entertainment	34.3	12.8	0.9
Research and development credit	(240.3)	(12.1)	(4.0)
Change in valuation allowance	(115.6)	32.2	(0.4)
Tax reserve adjustment	—	(33.2)	—
Other	(4.9)	—	—

Effective tax rate	(262.6)%	5.2%	34.0%

During the year ended September 30, 2007, the Company recorded a provision of $141, or 46% of loss before income taxes, related to prior fiscal years. The Company reviewed its income tax nexus position in certain states and it was determined that the Company had underaccrued for state income taxes in prior years. The $141 adjustment was recorded during the quarter ended December 31, 2006 and is reflected in state taxes, net in the table above.

The Company plans to reinvest indefinitely undistributed foreign earnings. As of September 30, 2007, the Company had approximately $3,204 of undistributed foreign earnings. It is not practicable to compute the estimated deferred tax liability on these earnings.

11.	Stockholders’ Equity

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s common stockholders. Common stockholders are entitled to receive dividends, if any, as declared by the Board of Directors. At September 30, 2007, the Company had reserved 4,681,000 shares of common stock for the future exercise of stock options and vesting of restricted stock units authorized under its stock incentive plan as well as for stock purchases through its employee stock purchase plan. On October 1, 2007, an additional 1,004,000 shares were reserved under the 2005 Stock Incentive Plan (the 2005 Plan), in accordance with the provisions of the 2005 Plan, which require an annual increase of the shares reserved for issuance under the Plan equal to the lesser of (a) 5,000,000 shares of common stock, (b) 5% of the outstanding shares of common stock as of the opening of business on such date or (c) an amount determined by the Board.

On March 11, 2005, the Board of Directors and stockholders approved an amendment to the Company’s charter to increase the authorized number of shares of common stock from 28,000,000 to 90,000,000, upon the closing of the Company’s initial public offering, which occurred on August 3, 2005.

The Company does not have a practice of repurchasing shares to satisfy share-based payment arrangements and does not expect to repurchase shares during fiscal 2008.

Treasury Stock

As of September 30, 2007, there were no shares held as treasury stock.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

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

On March 11, 2005, the Board of Directors and stockholders approved an amendment to the Company’s charter to authorize 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, and to eliminate all reference to the designated Redeemable Preferred Stock, upon the closing of the Company’s initial public offering. In connection with the initial public offering, all outstanding shares of Series A Preferred Stock and Series B Preferred Stock were converted to 4,082,967 shares of common stock, and the Redeemable Preferred Stock was cancelled. As of September 30, 2007 and 2006, there was no Redeemable Preferred Stock.

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

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

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

Accumulated Other Comprehensive Income

SFAS 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, the Company’s comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments.

The following table presents the calculation of comprehensive income:

	Year Ended September 30,
	2007	2006

Net Income	$496	$676
Other comprehensive income:
Change in unrealized gain (loss) on short-term investments	(1)	1
Foreign currency translation adjustments	104	74

Other comprehensive income	$599	$751

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

12.	Equity Compensation Plans

Stock Options

In May 1997, the Company’s stockholders approved the amended and restated 1993 Stock Option Plan (the 1993 Plan), which provides for the grant of incentive and non-qualified stock options for the purchase of up to 4,151,000 shares of the Company’s common stock by officers, employees, directors and consultants of the Company. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s stock). The 1993 Plan provides that the options shall be exercisable over a period not to exceed ten years. The Board of Directors is responsible for administration of the 1993 Plan and determines the term of each option, the option exercise price, the number of shares for which each option is exercisable and the vesting period. Options generally vest over a period of four to five years. In connection with the adoption of the 2003 Stock Option Plan, a total of 138,000 shares then available under the 1993 Plan became available for grant under the 2003 Plan and no further option grants were permitted under the 1993 Plan.

In March 2005, the Company’s Board of Directors and stockholders approved the amended and restated 2003 Stock Option Plan (the 2003 Plan), which provides for the grant of incentive and non-qualified stock options for the purchase of up to 1,312,000 shares of the Company’s common stock by officers, employees, directors, and consultants of the Company. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s stock). The 2003 Plan provides that the options shall be exercisable over a period not to exceed ten years. The Board of Directors is responsible for the administration of the 2003 Plan and determines the term of each option, the option exercise price, the number of shares for which each option is exercisable and the vesting period. Options generally vest over a period of four or five years. In connection with the adoption of the 2005 Stock Incentive Plan (the 2005 plan), a total of 367,000 shares then available under the 2003 Plan became available for grant under the 2005 Plan and no further option grants were permitted under the 2003 Plan.

In March 2005, the Board of Directors and stockholders also approved the 2005 Plan. The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2005 Plan, plus 367,000 shares available for grant under the 2003 Plan immediately prior to the closing of the Company’s initial public offering and the number of shares subject to awards granted under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased by the Company at the original issuance price pursuant to a contractual repurchase right. On October 1, 2006 and 2007, an additional 980,000 and 1,004,000 shares, respectively, were reserved under the 2005 Plan, in accordance with the provisions of the Plan, which require an annual increase of the shares reserved for issuance under the Plan equal to the lesser of (a) 5,000,000 shares of common stock, (b) 5% of the outstanding shares of common stock as of the opening of business on such date or (c) an amount determined by the Board of Directors.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

The following is a summary of the stock option activity, including related disclosures, during the year ended September 30, 2007.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value(1)

Outstanding at September 30, 2006	2,179,000	$6.69
Granted	928,000	11.63
Exercised	(321,000)	3.94
Forfeited	(299,000)	10.10

Outstanding at September 30, 2007	2,487,000	$8.48	5.40	$8,022,000

Exercisable at September 30, 2007	1,342,000	$5.97	5.28	$7,532,000
Options at September 30, 2007 vested and expected to vest in the future	2,297,000	$8.24	5.39	$7,931,000

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on September 28, 2007 of $11.23 per share and the exercise price of the underlying options.

The total intrinsic value of options exercised during the years ended September 30, 2007 and 2006 was $2,958 and $4,788, respectively.

Restricted Stock Units

During fiscal 2006, the Company started the issuance of restricted stock unit awards (RSUs) as an additional form of equity compensation to its employees and officers, pursuant to the Company’s stockholder-approved 2005 Plan. RSUs are restricted stock awards that entitle the grantee to an issuance of stock at a nominal cost. The fair value of these RSUs was calculated based upon the Company’s closing stock price on the date of grant, and the related share-based compensation expense is being recorded over the vesting period. RSUs generally vest over a four-year period and unvested RSUs are forfeited and cancelled as of the date that employment terminates. RSUs are settled in shares of the Company’s common stock upon vesting.

The following is a summary of the status of the Company’s restricted stock units, which are subject to the fair value accounting requirements of SFAS 123(R) as of September 30, 2007 and the activity during the year ended September 30, 2007.

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested awards at September 30, 2006	601,000	$11.87
Granted	800,000	12.18
Vested	(138,000)	12.10
Forfeited	(127,000)	11.37

Nonvested awards at September 30, 2007	1,136,000	$12.11

The Company recorded $2,937 of shared-based compensation expense related to RSUs for the year-ended September 30, 2007. As of September 30, 2007, there was unrecognized compensation cost related to RSUs totaling $10,169, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.95 years.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

Employee Stock Purchase Plan

In March 2005, the Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (ESPP) which is qualified under Section 423 of the Internal Revenue Code. The ESPP is available to all eligible employees, who, through payroll deductions, will be able to individually purchase shares of the Company’s common stock semi-annually at a price equal to 90% of the fair market value on the semi-annual purchase dates. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock for the ESPP. In fiscal 2007 and 2006, there were 61,000 shares and 33,000 shares, respectively, issued under the ESPP. At September 30, 2007, 906,000 shares were reserved for future issuance under the ESPP.

13.	Segment Information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views and manages its business as one reporting segment.

Geographic Data

Total assets located outside of the U.S. were 7% and 10% of total assets as of September 30, 2007 and 2006, respectively. Long-term assets located outside of the U.S. were 8% and 9% of total long-term assets at September 30, 2007 and 2006, respectively, or $3,672 and $3,202, the majority of which represent acquisition-related intangible assets located in France. Revenue for the years ended September 30, 2007, 2006 and 2005 from customers located outside the United States was 30%, 26% and 24%, respectively, of total revenue.

In the following table, revenue is determined based on the locations of customers.

	Year Ended September 30,
	2007	2006	2005

Revenues:
United States	$71,536	$60,841	$48,026
All other	30,707	21,570	15,522

	$102,243	$82,411	$63,548

Other than the United States, no individual country represented greater than 10% of total revenues in any year.

14.	Quarterly Financial Data (unaudited)

On December 20, 2007, the Company and the Audit Committee of the Board of Directors of the Company concluded that prior quarter restatement of its previously issued unaudited condensed consolidated financial data for each of the first three quarters in fiscal 2007 was necessary. The errors are primarily the result of errors in recording its state income tax provision, and also errors in recording its state sales tax liabilities and receivables, the timing of recording revenue on certain revenue arrangements, and the timing of recording a purchase accounting entry. In addition, the Company identified errors originating in periods prior to fiscal 2007 which primarily related to errors in recording its state income tax provision and its state sales tax liabilities and receivables as well as errors in the timing of recording revenue on certain revenue arrangements. These prior fiscal period errors individually and in the aggregate are not material to the financial results for previously issued annual financial statements or previously issued interim financial data prior to fiscal 2007.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

In the restatement, the Company has recorded corrections relating to fiscal 2007 in the quarter in which each error originated and the Company has recorded corrections relating to fiscal periods prior to fiscal 2007 in the first quarter of fiscal 2007. As detailed on the tables below, the recorded corrections included:

State Income Tax

In the fiscal quarter ended June 30, 2007, the Company incorrectly determined its income tax provision (benefits) primarily as a result of not properly evaluating the realizability of state tax benefits and related deferred tax assets relating to state research and development tax credits. Specifically, the Company concluded that primarily based on a decrease in the Company’s expected fiscal 2007 financial results related to taxable income in Massachusetts, it should not have recorded a $656 benefit related to its state research and development tax credits in the third quarter of fiscal 2007.

During the year ended September 30, 2007, the Company reviewed its income tax nexus position in certain states and it was determined that the Company had underaccrued for state income taxes in periods prior to fiscal 2007. The Company recorded a tax liability to these states of $141 which related to prior fiscal years. The $141 adjustment was recorded during the quarter ended December 31, 2006.

Sales Tax

As a result of the Company’s review of sales tax nexus, the Company identified that it had understated liabilities related to state sales tax in certain states. The Company has determined that related receivables from customers were also understated. For the quarter ended December 31, 2006, the Company corrected its balance sheet to record a liability of $2.8 million relating to state sales tax and related penalties and interest owed to the state tax authorities, primarily relating to prior years. The Company also recorded a customer receivable of $2.8 million for the quarter ended December 31, 2006, which represents amounts to be invoiced and collected from customers relating to state sales tax, which primarily relates to prior years. The Company recorded a receivable allowance of $125 for the estimated state sales tax and related penalties and interest that are not expected to be collected.

Revenue

The Company identified several errors related to the timing of recording revenue on certain agreements. The impact of all revenue related adjustments resulted in an increase in previously reported revenue during the quarters ended December 31, 2006 and March 31, 2007 of $109 and $263, respectively, and a decrease in previously reported revenue during the quarter ended June 30, 2007 of $194. Of the adjustment recorded in the quarter ended December 31, 2006, $7 related to prior periods. The significant corrections included:

•	The Company acquired Sane on March 22, 2006. The contract terms for certain Sane web-based license arrangements granted the customer a fifteen day evaluation period to accept the product. The Company historically recognized revenue for the license at the time of sale instead of after the fifteen day evaluation period. The Company made the correction in the fiscal 2007 quarters to recognize the revenue from these transactions at the expiration of the fifteen day period.

•	For a specific maintenance customer for which revenue should have been recognized when payments were received, the Company recognized revenue in a quarter subsequent to receipt of cash.

•	On certain customer maintenance contracts, the Company had incorrectly amortized deferred maintenance revenue.

•	On a particular non-standard subscription agreement, the Company amortized revenue over the incorrect period.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data)

Acquisition Costs

The Company identified an error related to purchase accounting for legal fees of $115 directly related to an acquisition that were inappropriately charged as expense in the three months ended June 30, 2007 rather than capitalized as a cost of the acquisition in fiscal 2006.

Other

The restatement of the Company’s unaudited condensed consolidated financial statements for the first three quarters in fiscal 2007 also include corrections for other identified errors. Such adjustments primarily relate to (i) fixed assets eligible for capitalization that were initially expensed; (ii) amortization and depreciation for certain fixed assets; (iii) an increase in pension liability related to a foreign subsidiary and (iv) corrections to certain accrual accounts. The net impact of restating all other operating expense related adjustments was a decrease in reported operating expenses of approximately $122 during the three months ended December 31, 2006, of which $7 related to prior years, and an increase in previously reported operating expenses during the three months ended March 31, 2007 and June 30, 2007 of approximately $16 and $110, respectively.

As described above, there were certain errors that originated in prior periods to fiscal 2007 which reduced net income in fiscal 2007 by $151 ($10 of income before taxes and $141 relating to the provision for income taxes); the Company has recorded the cumulative effect of such errors in the first quarter of fiscal 2007. The net cumulative effect of the errors that originated prior to fiscal 2007 was not material individually or in the aggregate to any previously issued financial statements.

The restatement had no effect on previously reported cash balances and the adjustments to correct errors were not material individually or in aggregate to the previously issued balance sheets or statements of cash flows for each of the quarterly periods.

The following tables set forth the effects of correcting the errors described above for the first three quarters in fiscal 2007:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended December 31, 2006
	As Previously
	Reported	Adjustments	As Restated

Revenue:
License	$9,181	$(150)	$9,031
Maintenance and services	12,299	166	12,465
Subscription	2,209	93	2,302

Total revenue	23,689	109	23,798

Costs of revenue:
License	567	—	567
Maintenance and services	3,893	(10)	3,883
Subscription	149	—	149

Total cost of revenue	4,609	(10)	4,599

Gross profit	19,080	119	19,199
Operating expenses:
Sales and marketing	9,245	(32)	9,213
Research and development	5,076	(80)	4,996
General and administrative	3,887	52	3,939
Restructuring charges	1,244	—	1,244
Amortization of acquired intangible assets	393	—	393

Total operating expenses	19,845	(60)	19,785

Loss from operations	(765)	179	(586)
Other income, net	538	—	538

Loss before income taxes	(227)	179	(48)
Provision for (benefit from) income taxes	(87)	219	132

Net loss	$(140)	$(40)	$(180)

Net loss per common share:
Basic	$(0.01)		$(0.01)

Diluted	$(0.01)		$(0.01)

Shares used in computing loss per common share:
Basic	19,640,000		19,640,000

Diluted	19,640,000		19,640,000

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2006
	As Previously
	Reported	Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$19,359	$—	$19,359
Short-term investments	17,145	—	17,145
Accounts receivable, net of allowance for doubtful accounts of $112	32,346	(34)	32,312
Purchased customer receivables	1,030	—	1,030
Deferred tax assets, net of valuation allowance	656	—	656
Prepaid expenses and other current assets	2,852	2,774	5,626

Total current assets	73,388	2,740	76,128
Property and equipment, net	2,235	109	2,344
Purchased customer receivables, long-term	1,388	—	1,388
Acquired intangible assets, net	6,612	—	6,612
Goodwill	20,232	115	20,347
Deferred tax assets, long-term, net of valuation allowance	2,965	—	2,965
Other assets	675	—	675

Total assets	$107,495	$2,964	$110,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,013	$—	$3,013
Accrued expenses	12,054	3,113	15,167
Short-term deferred revenue	32,863	(109)	32,754

Total current liabilities	47,930	3,004	50,934
Long-term deferred revenue	3,801	—	3,801

Total liabilities	51,731	3,004	54,735
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value:
Authorized — 10,000,000 shares; no shares issued or outstanding at December 31, 2006	—	—	—
Common stock, $0.01 par value:
Authorized — 90,000,000 shares; issued and outstanding — 19,730,000 shares at December 31, 2006	197	—	197
Additional paid-in capital	53,374	—	53,374
Retained earnings	1,942	(40)	1,902
Accumulated other comprehensive income	251	—	251

Total stockholders’ equity	55,764	(40)	55,724

Total liabilities and stockholders’ equity	$107,495	$2,964	$110,459

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended December 31, 2006
	As Previously
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(140)	$(40)	$(180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	328	(59)	269
Amortization of acquired intangible assets	670	—	670
Share-based compensation	1,059	—	1,059
Excess tax benefits from share-based compensation	(374)	—	(374)
Deferred tax benefits	34	—	34
Changes in operating assets and liabilities:
Accounts receivable, net	(6,014)	34	(5,980)
Prepaid expenses and other current assets	(1,137)	(2,774)	(3,911)
Other assets	331	—	331
Accounts payable	383	—	383
Accrued expenses	(1,320)	2,998	1,678
Deferred revenue	2,655	(109)	2,546

Net cash used in operating activities	(3,525)	50	(3,475)

Cash flows from investing activities:
Purchases of property and equipment, net of acquisitions	(325)	(50)	(375)
Cash collected from purchased intangible assets Sales and maturities of short-term investments	4,751	—	4,751
Purchases of short-term investments	(12,360)	—	(12,360)
Increase in restricted cash	(5)	—	(5)

Net cash used in investing activities	(7,939)	(50)	(7,989)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	148	—	148
Excess tax benefits from share-based compensation	374	—	374
Common stock repurchased under employee stock plans	(300)	—	(300)

Net cash provided by financing activities	222	—	222

Effect of exchange rate changes on cash and cash equivalents	100		100

Net decrease in cash and cash equivalents	(11,142)	—	(11,142)
Cash and cash equivalents at beginning of period	30,501		30,501

Cash and cash equivalents at end of period	$19,359	$—	$19,359

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended March 31, 2007			Six Months Ended March 31, 2007
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Revenue:
License	$10,014	$36	$10,050	$19,195	$(114)	$19,081
Maintenance and services	13,821	235	14,056	26,120	401	26,521
Subscription	2,199	(8)	2,191	4,408	85	4,493

Total revenue	26,034	263	26,297	49,723	372	50,095

Costs of revenue:
License	715	—	715	1,282	—	1,282
Maintenance and services	5,014	—	5,014	8,907	(10)	8,897
Subscription	168	—	168	317	—	317

Total cost of revenue	5,897	—	5,897	10,506	(10)	10,496

Gross profit	20,137	263	20,400	39,217	382	39,599
Operating expenses:
Sales and marketing	9,940	—	9,940	19,185	(32)	19,153
Research and development	5,345	50	5,395	10,421	(30)	10,391
General and administrative	3,990	2	3,992	7,877	54	7,931
Restructuring charges	—	—	—	1,244	—	1,244
Amortization of acquired intangible assets	393	—	393	786	—	786

Total operating expenses	19,668	52	19,720	39,513	(8)	39,505

Income (loss) from operations	469	211	680	(296)	390	94
Other income, net	529	—	529	1,067	—	1,067

Income before income taxes	998	211	1,209	771	390	1,161
Provision for (benefit from) income taxes	85	61	146	(2)	280	278

Net income	$913	$150	$1,063	$773	$110	$883

Net income per common share:
Basic	$0.05		$0.05	$0.04		$0.04

Diluted	$0.04		$0.05	$0.04		$0.04

Shares used in computing net income per common share:
Basic	19,809,000		19,809,000	19,724,000		19,724,000

Diluted	20,638,000		20,638,000	20,621,000		20,621,000

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2007
	As Previously
	Reported	Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$17,405	$—	$17,405
Short-term investments	27,200	—	27,200
Accounts receivable, net of allowance for doubtful accounts of $181	26,227	—	26,227
Purchased customer receivables	1,030	—	1,030
Deferred tax assets, net of valuation allowance	656	—	656
Prepaid expenses and other current assets	3,454	2,907	6,361

Total current assets	75,972	2,907	78,879
Property and equipment, net	2,853	59	2,912
Purchased customer receivables, long-term	1,227	—	1,227
Acquired intangible assets, net	5,944	—	5,944
Goodwill	20,214	115	20,329
Deferred tax assets, long-term, net of valuation allowance	3,170	—	3,170
Other assets	637	—	637

Total assets	$110,017	$3,081	$113,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,939	$—	$1,939
Accrued expenses	12,484	3,343	15,827
Short-term deferred revenue	33,564	(372)	33,192

Total current liabilities	47,987	2,971	50,958
Long-term deferred revenue	3,648	—	3,648

Total liabilities	51,635	2,971	54,606
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value:
Authorized — 10,000,000 shares; no shares issued or outstanding at March 31, 2007	—	—	—
Common stock, $0.01 par value:
Authorized — 90,000,000 shares; issued and outstanding — 19,875,000 shares at March 31, 2007	199	—	199
Additional paid-in capital	55,076	—	55,076
Retained earnings	2,854	110	2,964
Accumulated other comprehensive income	253	—	253

Total stockholders’ equity	58,382	110	58,492

Total liabilities and stockholders’ equity	$110,017	$3,081	$113,098

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended March 31, 2007
	As Previously
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income	$773	$110	$883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	679	(59)	620
Amortization of acquired intangible assets	1,338	—	1,338
Share-based compensation	2,260	—	2,260
Excess tax benefits from share-based compensation	(549)	—	(549)
Deferred tax benefits	(172)	—	(172)
Changes in operating assets and liabilities:
Accounts receivable, net	90	—	90
Prepaid expenses and other current assets	(1,550)	(2,907)	(4,457)
Other assets	537		537
Accounts payable	(695)		(695)
Accrued expenses	(966)	3,228	2,262
Deferred revenue	3,160	(372)	2,788

Net cash provided by operating activities	4,905	—	4,905

Cash flows from investing activities:
Purchases of property and equipment, net of acquisitions	(1,276)	—	(1,276)
Sales and maturities of short-term investments	13,404		13,404
Purchases of short-term investments	(31,069)		(31,069)

Net cash used in investing activities	(18,941)	—	(18,941)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	767	—	767
Excess tax benefits from share-based compensation	549	—	549
Common stock repurchased under employee stock plans	(465)	—	(465)

Net cash provided by financing activities	851	—	851

Effect of exchange rate changes on cash and cash equivalents	89	—	89

Net decrease in cash and cash equivalents	(13,096)	—	(13,096)
Cash and cash equivalents at beginning of period	30,501	—	30,501

Cash and cash equivalents at end of period	$17,405	$—	$17,405

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended June 30, 2007			Nine Months Ended June 30, 2007
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Revenue:
License	$6,971	$114	$7,085	$26,166	$—	$26,166
Maintenance and services	13,895	(223)	13,672	40,015	178	40,193
Subscription	2,175	(85)	2,090	6,583	—	6,583

Total revenue	23,041	(194)	22,847	72,764	178	72,942

Costs of revenue:
License	663	—	663	1,945	—	1,945
Maintenance and services	4,756	10	4,766	13,663	—	13,663
Subscription	206	—	206	523	—	523

Total cost of revenue	5,625	10	5,635	16,131	—	16,131

Gross profit	17,416	(204)	17,212	56,633	178	56,811
Operating expenses:
Sales and marketing	9,903	32	9,935	29,088	—	29,088
Research and development	5,442	30	5,472	15,863	—	15,863
General and administrative	3,975	(75)	3,900	11,852	(21)	11,831
Restructuring charges	—	—	—	1,244	—	1,244
Amortization of acquired intangible assets	393	—	393	1,179	—	1,179

Total operating expenses	19,713	(13)	19,700	59,226	(21)	59,205

Loss from operations	(2,297)	(191)	(2,488)	(2,593)	199	(2,394)
Other income, net	567	—	567	1,634	—	1,634

Loss before income taxes	(1,730)	(191)	(1,921)	(959)	199	(760)
Benefit from income taxes	(2,064)	935	(1,129)	(2,066)	1,215	(851)

Net income (loss)	$334	$(1,126)	$(792)	$1,107	$(1,016)	$91

Net income (loss) per common share:
Basic	$0.02		$(0.04)	$0.06		$0.00

Diluted	$0.02		$(0.04)	$0.05		$0.00

Shares used in computing net income (loss) per common share:
Basic	19,934,000		19,934,000	19,794,000		19,794,000

Diluted	20,948,000		19,934,000	20,749,000		20,749,000

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share data)

	June 30, 2007
	As Previously
	Reported	Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$26,197	$—	$26,197
Short-term investments	25,358	—	25,358
Accounts receivable, net of allowance for doubtful accounts of $163	18,409	—	18,409
Purchased customer receivables	1,030	—	1,030
Deferred tax assets, net of valuation allowance	845	—	845
Prepaid expenses and other current assets	5,682	2,787	8,469

Total current assets	77,521	2,787	80,308
Property and equipment, net	3,417	63	3,480
Purchased customer receivables, long-term	1,064	—	1,064
Acquired intangible assets, net	5,291	—	5,291
Goodwill	20,231	115	20,346
Deferred tax assets, long-term, net of valuation allowance	3,581	—	3,581
Other assets	712	—	712

Total assets	$111,817	$2,965	$114,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,348	$—	$2,348
Accrued expenses	11,330	4,159	15,489
Short-term deferred revenue	33,589	(178)	33,411

Total current liabilities	47,267	3,981	51,248
Long-term deferred revenue	3,312	—	3,312

Total liabilities	50,579	3,981	54,560
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value:
Authorized — 10,000,000 shares; no shares issued or outstanding at June 30, 2007	—	—	—
Common stock, $0.01 par value:
Authorized — 90,000,000 shares; issued and outstanding — 20,006,000 shares at June 30, 2007	200	—	200
Additional paid-in capital	57,588	—	57,588
Retained earnings	3,189	(1,016)	2,173
Accumulated other comprehensive income	261	—	261

Total stockholders’ equity	61,238	(1,016)	60,222

Total liabilities and stockholders’ equity	$111,817	$2,965	$114,782

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended June 30, 2007
	As Previously
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income	$1,107	$(1,016)	$91
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,067	(63)	1,004
Amortization of acquired intangible assets	1,991	—	1,991
Share-based compensation	3,802	—	3,802
Excess tax benefits from share-based compensation	(815)	—	(815)
Deferred tax benefits	(772)	—	(772)
Changes in operating assets and liabilities:
Accounts receivable, net	7,936	—	7,936
Prepaid expenses and other current assets	(3,481)	(2,787)	(6,268)
Other assets	721	—	721
Accounts payable	(288)	—	(288)
Accrued expenses	(2,177)	4,044	1,867
Deferred revenue	2,797	(178)	2,619

Net cash provided by operating activities	11,888	—	11,888

Cash flows from investing activities:
Purchases of property and equipment, net of acquisitions	(2,298)	—	(2,298)
Sales and maturities of short-term investments	31,320		31,320
Purchases of short-term investments	(47,143)		(47,143)

Net cash used in investing activities	(18,121)	—	(18,121)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	1,535	—	1,535
Excess tax benefits from share-based compensation	815	—	815
Common stock repurchased under employee stock plans	(528)	—	(528)

Net cash provided by financing activities	1,822	—	1,822

Effect of exchange rate changes on cash and cash equivalents	107	—	107

Net decrease in cash and cash equivalents	(4,304)	—	(4,304)
Cash and cash equivalents at beginning of period	30,501		30,501

Cash and cash equivalents at end of period	$26,197	$—	$26,197

SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

	First	Second	Third	Fourth
Year Ended September 30, 2007	Quarter	Quarter	Quarter	Quarter
	(As Restated)	(As Restated)	(As Restated)
	(in thousands, except per share data)
Total revenue	$23,798	$26,297	$22,847	$29,301
Gross profit	19,199	20,400	17,212	23,000
Net income (loss)	(180)	1,063	(792)	405
Net income (loss) per common share:
Basic	$(0.01)	$0.05	$(0.04)	$0.02

Diluted	$(0.01)	$0.05	$(0.04)	$0.02

	First	Second	Third	Fourth
Year Ended September 30, 2006	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Total revenue	$17,595	$18,841	$21,707	$24,268
Gross profit	14,478	15,161	17,168	19,397
Net income (loss)	1,434	(1,743)	215	770
Net income (loss) per common share:
Basic	$0.08	$(0.09)	$0.01	$0.04

Diluted	$0.07	$(0.09)	$0.01	$0.04

15.	Employee Benefit Plan

On July 1, 2000, the Company adopted the Unica Corporation 401(k) Savings Plan (the 401(k) Plan). Under the 401(k) Plan, employees may elect to reduce their current compensation by an amount no greater than the statutorily prescribed annual limit and may have that amount contributed to the 401(k) Plan. The Company may make matching or additional contributions to the 401(k) Plan in amounts to be determined by management. The Company contributed $477, $368 and $149 to the 401(k) Plan for the years ended September 30, 2007, 2006 and 2005, respectively.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended September 30, 2007, 2006 and 2005:

	Balance at	Impact of			Balance at
	Beginning of	Adopting			End of
	Period	SAB 108	Provision	Write-offs	Period

Year ended September 30, 2007	$141	—	$55	$(119)	$77
Year ended September 30, 2006	$569	$(510)	$82	—	$141
Year ended September 30, 2005	$488	—	$81	—	$569

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act, as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weakness described in Management’s Report on Internal Control Over Financial Reporting.

Notwithstanding the existence of the material weakness described below, we concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the interim and annual periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2007. In making this assessment, Unica’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of September 30, 2007 because we did not maintain effective controls over the accounting for taxes, including the determination and reporting of state income taxes, state sales taxes, deferred tax assets and the income tax provision. Specifically, we did not properly evaluate the realizability of a state tax benefit and related deferred tax assets and we did not perform an effective analysis to ensure the completeness and accuracy of our state sales taxes and income taxes. This control deficiency resulted in the misstatement of the aforementioned accounts and disclosures and the restatement of our interim consolidated financial statements of fiscal 2007. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement of our interim or annual consolidated financial statements and disclosures that would not be prevented or detected. -Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Based on the material weakness described above, management concluded that, as of September 30, 2007, our internal control over financial reporting was not effective based on criteria in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of September 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 52.

Remediation Plans for Material Weakness in Internal Control Over Financial Reporting Related to the Accounting for Taxes

The Company has commenced plans to implement enhancements to its internal control over financial reporting to address the material weakness described above and to provide reasonable assurance that errors and control deficiencies of this type will not recur. These steps include:

•	The Company will enhance its quarterly review of tax-related assets and liabilities, as well as the effective tax rate, to ensure the proper recognition of taxes payable and the deferred tax assets and liabilities. Such reviews will be performed by personnel with an appropriate level of tax expertise; and

•	The Company will ensure that all relevant personnel involved in tax transactions, through additional training, understand and apply the proper recognition and accounting of tax-related assets and liabilities.

The Company believes it is taking the steps necessary to remediate this material weakness. We will continue to monitor the effectiveness of these procedures and will continue to make any changes that management deems appropriate.

Remediation of Material Weakness in Internal Control over Financial Reporting Related to Non-Standard Contract Provisions

Management concluded that a material weakness existed related to our evaluation and accounting for software license arrangements with nonstandard terms and conditions, reported in the Company’s Quarterly reports on Form 10-Q for the three and six months ended March 31, 2007 and the three and nine months ended June 30, 2007,

In the normal course of business, we routinely enter into software license arrangements that contain non-standard terms and conditions, which could significantly affect the timing and amount of revenue recognized in a given period. Specifically, for certain software license agreements, we did not adequately document non-standard terms and conditions contained in these agreements and did not perform sufficient accounting research to determine the impact of such non-standard contractual terms. As a result of this material weakness, we deferred license revenue related to one of the software license agreements entered into during the quarter ended March 31, 2007.

Management has concluded that, as of September 30, 2007, the Company has remediated the previously reported material weakness in internal control over financial reporting relating to our evaluation and accounting for software license arrangements with nonstandard terms and conditions. We have taken the following remedial actions:

•	Beginning in the third quarter of fiscal 2007, we revised our process of reviewing significant non-standard terms contained in our software license agreements to require expanded documentation of each significant non-standard term by our legal department and additional rigor around the accounting research performed by our finance department for each significant non-standard term identified by us.

•	Beginning in the fourth quarter of fiscal 2007, we developed a supplemental revenue review checklist to ensure that all processes are being performed in their entirety and in a timely manner with respect to software license arrangements with nonstandard terms and conditions.

•	Beginning in the fourth quarter of fiscal 2007, we built additional levels of review by senior management into our control processes relating to software license arrangements with nonstandard terms and conditions.

During the fourth quarter of fiscal 2007 we completed testing to validate compliance with the newly implemented policies, procedures and controls. The Company has undertaken this testing in order to demonstrate operating effectiveness over a period of time that is sufficient to support its conclusion. We have reviewed the results from this testing and concluded that the material weakness in our internal control over financial reporting relating to our evaluation and accounting for software license arrangements with nonstandard terms and conditions has been remediated as of September 30, 2007. The Company will continue to monitor the effectiveness of these procedures on a quarterly basis, and will continue to make any changes that management deems appropriate.

Changes in Internal Control Over Financial Reporting

As described above in the paragraph titled Remediation of Material Weakness in Internal Control Over Financial Reporting Related to Non-Standard Contract Provisions, there were changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of these changes, as stated above, we have remediated the previously reported material weakness relating to our evaluation and accounting for software license agreements with non standard terms and conditions.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Proposal 1: Election of Class II Directors,” “Information About Continuing Directors,” “Information About Executive Officers,” “Code of Business Conduct and Ethics” and “Board Committees — Audit Committee” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities Exchange Act of 1934, as amended. This information is listed under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference. The information regarding executive officers is listed under the section captioned “Executive Officers of the Company” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is set forth under the captions “Director Compensation; Executive Officer Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the captions “Stock Owned by Directors, Executive Officers and Greater-Than-5% Stockholders” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Related Party Transactions” and “Information About Corporate Governance” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements are filed as part of this Annual Report on Form 10-K.

2. The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets as of September 30, 2007 and 2006

•	Consolidated Income Statements for the years ended September 30, 2007, 2006 and 2005

•	Consolidated Statements of Redeemable Preferred Stock, Stockholders’ (Deficit) Equity and Comprehensive Income for the years ended September 30, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005

(b) Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated July 9, 2007 by and among the Registrant, MRB Acquisition Corp. and MarketingCentral, L.L.C.(6)
3.1	Amended and Restated Certificate of Incorporation(1)

Exhibit
Number		Description

3.2		Amended and Restated By-laws(1)
4.1		Specimen Certificate for shares of common stock(1)
4.2		Registration Rights Agreement, dated as of November 24, 1999, by and among the Registrant and the parties named therein, as amended(1)
10	.1*	Amended and Restated 1993 Stock Option Plan(1)
10	.2*	2003 Stock Option Plan, as amended(1)
10	.3*	2005 Stock Incentive Plan, as amended(4)
10	.4*	2005 Employee Stock Purchase Plan, as amended(2)
10	.5*	Standard form of Stock Option Agreement entered into with executive officers pursuant to the 1993 Stock Option Plan(1)
10	.6*	Standard form of Adviser’s Stock Option Agreement entered into with directors pursuant to the 1993 Stock Option Plan(1)
10	.7*	Standard form of Stock Option Agreement entered into with executive officers pursuant to the 2003 Stock Option Plan(1)
10	.8*	Standard form of Adviser’s Stock Option Agreement entered into with directors pursuant to the 2003 Stock Option Plan(1)
10	.9*	Standard form of Incentive Stock Option Agreement entered into with executive officers pursuant to the 2005 Stock Option Plan(1)
10	.10*	Standard form of Non-qualified Stock Option Agreement entered into with directors pursuant to the 2005 Stock Option Plan(1)
10	.11*	Standard form of Restricted Stock Agreement granted under 2005 Stock Option Plan(2)
10	.12*	Standard form of Restricted Stock Unit Agreement granted under 2005 Stock Option Plan(3)
10.13		Lease, dated as of December 20, 2002, by and between the Registrant and Mortimer B. Zuckerman and Edward H. Linde, Trustees of Tracer Lane Trust II, as amended(1)
10.14		Form of Indemnification Agreement entered into by and between the Registrant and each of its executive officers and directors(1)
10	.19*	Letter Agreement between the Registrant and Ralph A. Goldwasser, dated February 1, 2006(5)
10	.20*	Transition Agreement dated January 31, 2006 between Unica Corporation and Richard Darer(3)
10	.21*	Fiscal 2007 Executive Incentive Plan(7)
14.1		Code of Business Conduct and Ethics(1)
16.01		Letter from Ernst & Young LLP(8)
21.1		List of Subsidiaries
23.1		Consent of PricewaterhouseCoopers LLP
23.2		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-1 (File No. 333-120615)

(2)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on December 19, 2005 (File No. 000-51461)

(3)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 14, 2006 (File No. 000-51461)

(4)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 15, 2006 (File No. 000-51461)

(5)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 14, 2006 (File No. 000-51461)

(6)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with SEC on July 13, 2007 (File No. 000-51461)

(7)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on May 29, 2007 (File No. 000-51461)

(8)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on June 29, 2007 (File No. 000-51461)

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
Ralph A. Goldwasser
Senior Vice President and Chief Financial Officer

Date: January 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of January 7, 2008.

Signature	Title

/s/ Yuchun Lee Yuchun Lee	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Ralph A. Goldwasser Ralph A. Goldwasser	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Kevin R. Thimble Kevin R. Thimble	Vice President and Corporate Controller (Principal Accounting Officer)

/s/ Aron J. Ain Aron J. Ain	Director

/s/ Bruce R. Evans Bruce R. Evans	Director

/s/ Carla Hendra Carla Hendra	Director

/s/ James A. Perakis James A. Perakis	Director

/s/ Robert P. Schechter Robert P. Schechter	Director

/s/ Bradford D. Woloson Bradford D. Woloson	Director

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and plan of Merger, dated July 9, 2007 by and among the Registrant, MRB Acquisition Corp. and MarketingCentral, L.L.C.(6)
3.1		Amended and Restated Certificate of Incorporation(1)
3.2		Amended and Restated By-laws(1)
4.1		Specimen Certificate for shares of common stock(1)
4.2		Registration Rights Agreement, dated as of November 24, 1999, by and among the Registrant and the parties named therein, as amended(1)
10	.1*	Amended and Restated 1993 Stock Option Plan(1)
10	.2*	2003 Stock Option Plan, as amended(1)
10	.3*	2005 Stock Incentive Plan, as amended(4)
10	.4*	2005 Employee Stock Purchase Plan, as amended(2)
10	.5*	Standard form of Stock Option Agreement entered into with executive officers pursuant to the 1993 Stock Option Plan(1)
10	.6*	Standard form of Adviser’s Stock Option Agreement entered into with directors pursuant to the 1993 Stock Option Plan(1)
10	.7*	Standard form of Stock Option Agreement entered into with executive officers pursuant to the 2003 Stock Option Plan(1)
10	.8*	Standard form of Adviser’s Stock Option Agreement entered into with directors pursuant to the 2003 Stock Option Plan(1)
10	.9*	Standard form of Incentive Stock Option Agreement entered into with executive officers pursuant to the 2005 Stock Option Plan(1)
10	.10*	Standard form of Non-qualified Stock Option Agreement entered into with directors pursuant to the 2005 Stock Option Plan(1)
10	.11*	Standard form of Restricted Stock Agreement granted under 2005 Stock Option Plan(2)
10	.12*	Standard form of Restricted Stock Unit Agreement granted under 2005 Stock Option Plan(3)
10.13		Lease, dated as of December 20, 2002, by and between the Registrant and Mortimer B. Zuckerman and Edward H. Linde, Trustees of Tracer Lane Trust II, as amended(1)
10.14		Form of Indemnification Agreement entered into by and between the Registrant and each of its executive officers and directors(1)
10	.19*	Letter Agreement between the Registrant and Ralph A. Goldwasser, dated February 1, 2006(5)
10	.20*	Transition Agreement dated January 31, 2006 between Unica Corporation and Richard Darer(3)
10	.21*	Fiscal 2007 Executive Incentive Plan(7)
14.1		Code of Business Conduct and Ethics(1)
16.01		Letter from Ernst & Young LLP(8)
21.1		List of Subsidiaries
23.1		Consent of PricewaterhouseCoopers LLP
23.2		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-1 (File No. 333-120615)

(2)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on December 19, 2005 (File No. 000-51461)

(3)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 14, 2006 (File No. 000-51461)

(4)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 15, 2006 (File No. 000-51461)

(5)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 14, 2006 (File No. 000-51461)

(6)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on July 13, 2007 (File No. 000-51461)

(7)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on May 29, 2007 (File No. 000-51461)

(8)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on June 29, 2007 (File No. 000-51461)