Form 10-Q
period 2007-12-31
UNICA CORP
filed 2008-02-11
CIK 1138804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of February 4, 2008 was 20,305,794.

UNICA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

EXPLANATORY NOTE
     On January 7, 2008, we restated our previously published financial data for the quarter ended December 31, 2006. The restatement is set forth in our 2007 Annual Report on Form 10-K. The Condensed Consolidated Statements of Operations and Cash Flows for the quarter ended December 31, 2006 in this report are presented as restated. For information on the restatement and the impact of the restatement on our financial data for the quarter ended December 31, 2006, we refer you to, Note 14, Quarterly Financial Data (Unaudited), in our 2007 Annual Report on Form 10-K. We also refer you to Note 16, Restatement of Quarterly Financial Data, within this Quarterly Report on Form 10-Q.

PART I — Financial Information
Item 1. Financial Statements
UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	September 30,
	2007	2007
ASSETS

Current assets:
Cash and cash equivalents	$16,632	$18,493
Short-term investments	21,359	19,614
Accounts receivable, net of allowance for doubtful accounts of $105 and $77, respectively	28,786	28,058
Purchased customer receivables	1,014	1,180
Deferred tax assets, net of valuation allowance	565	565
Prepaid expenses and other current assets	8,020	7,288

Total current assets	76,376	75,198

Property and equipment, net	4,443	4,135
Purchased customer receivables, long-term	708	875
Acquired intangible assets, net	9,138	9,906
Goodwill	26,195	26,160
Deferred tax assets, long-term, net of valuation allowance	4,374	4,324
Other assets	736	750

Total assets	$121,970	$121,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,607	$2,366
Accrued expenses	16,469	17,431
Short-term deferred revenue	36,518	34,946

Total current liabilities	55,594	54,743

Long-term deferred revenue	2,793	3,686

Total liabilities	58,387	58,429

Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value:
Authorized — 10,000,000 shares; no shares issued or outstanding at December 31 and September 30, 2007	—	—
Common stock, $0.01 par value:
Authorized — 90,000,000 shares; issued and outstanding — 20,216,000 and 20,074,000 shares at December 31 and September 30, 2007, respectively	202	201
Additional paid-in capital	61,092	59,802
Retained earnings	1,886	2,578
Accumulated other comprehensive income	403	338

Total stockholders’ equity	63,583	62,919

Total liabilities and stockholders’ equity	$121,970	$121,348

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended December 31,
	2007	2006
		(As Restated)
Revenue:
License	$11,145	$9,031
Maintenance and services	14,589	12,465
Subscription	2,730	2,302

Total revenue	28,464	23,798
Costs of revenue:
License	759	567
Maintenance and services	5,793	3,883
Subscription	653	149

Total cost of revenue	7,205	4,599

Gross profit	21,259	19,199
Operating expenses:
Sales and marketing	11,761	9,213
Research and development	5,947	4,996
General and administrative	4,994	3,939
Restructuring charges (credits)	(266)	1,244
Amortization of acquired intangible assets	393	393

Total operating expenses	22,829	19,785

Loss from operations	(1,570)	(586)
Other income:
Interest income, net	453	476
Other income (expense), net	128	62

Total other income	581	538

Loss before income taxes	(989)	(48)
Provision for (benefit from) income taxes	(565)	132

Net loss	$(424)	$(180)

Net loss per common share:
Basic	$(0.02)	$(0.01)

Diluted	$(0.02)	$(0.01)

Shares used in computing net loss per common share:
Basic	20,131,000	19,640,000

Diluted	20,131,000	19,640,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended December 31,
	2007	2006
		(As Restated)
Cash flows from operating activities:
Net loss	$(424)	$(180)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment and amortization of capitalized software	484	269
Amortization of acquired intangible assets	727	670
Share-based compensation	1,769	1,059

Excess tax benefits from share-based compensation	(95)	(374)
Provision for deferred income taxes	117	34
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	(679)	(5,980)
Prepaid expenses and other current assets	(561)	(3,911)
Other assets	190	331
Accounts payable	239	383
Accrued expenses	(1,426)	1,678
Deferred revenue	600	2,546

Net cash provided by (used in) operating activities	941	(3,475)
Cash flows from investing activities:
Purchase of property and equipment, net of acquisitions	(763)	(375)
Cash collected from purchased intangible assets	41	—
Proceeds from sale and maturity of short-term investments	12,155	4,751
Purchases of short-term investments	(13,901)	(12,360)
Increase in restricted cash	—	(5)

Net cash used in investing activities	(2,468)	(7,989)
Cash flows from financing activities:
Proceeds from exercises of stock options	38	148
Excess tax benefits from share-based compensation	95	374
Common stock repurchased under employee stock plans	—	(300)
Payment of withholding taxes on restricted stock units	(478)	—

Net cash provided by (used in) financing activities	(345)	222
Effect of exchange rate changes on cash and cash equivalents	11	100

Net decrease in cash and cash equivalents	(1,861)	(11,142)
Cash and cash equivalents at beginning of period	18,493	30,051

Cash and cash equivalents at end of period	$16,632	$19,359

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
1. Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring items, to fairly present the results of the interim periods in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to ensure the information presented is not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, and current reports on Form 8-K filed with the Securities and Exchange Commission. The interim period results are not necessarily indicative of the results to be expected for any subsequent interim period or for the full year.
     The condensed consolidated statements of operations and cash flows for the three months ended December 31, 2006 are presented as restated in this Quarterly Report on Form 10-Q. For additional information on the restatement and the impact of the restatement on the condensed consolidated financial data, we refer you to Note 14, Quarterly Financial Data (unaudited), of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2007 as well as Note 16, Restatement of Quarterly Financial Data, of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
     License Revenue. The Company licenses its software products on a perpetual basis. Licenses to use the Company’s products in perpetuity generally are priced based on (a) either a customer’s database size (including the number of contacts or channels) or a platform fee, and (b) a specified number of users. With respect to the Affinium NetInsight™ product, licenses are generally priced based on the volume of traffic of a website. Because implementation services for the software products are not deemed essential to the functionality of the related software, the Company recognizes perpetual license revenue at the time of product delivery, provided all other revenue recognition criteria have been met.
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
     In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred, the Company classifies reimbursements received for out-of-pocket expenses incurred as services revenue and classifies the related costs as cost of revenue. The amounts of reimbursable expenses included within revenue and cost of revenue were $318 and $295 for the three months ended December 31, 2007 and 2006, respectively.
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
     The Company considers all highly liquid investments with maturities of between 91 and 365 days at the time of purchase to be short-term investments. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s investments were classified as available-for-sale and were carried at fair market value at December 31, 2007 and September 30, 2007. Unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss).
     Short-term investments, all with contractual maturities within one year, were as follows:

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

	Amortized	Unrealized	Fair Market
	Cost	Gain (Loss)	Value
At December 31, 2007:
Commercial paper	$15,469	$—	$15,469
Corporate debentures and other securities	5,889	1	5,890

Total short-term investments	$21,358	$1	$21,359

At September 30, 2007:
Commercial paper	$11,505	$—	$11,505
Corporate debentures and other securities	8,109	1	8,109

Total short-term investments	$19,614	$1	$19,614

4. Comprehensive loss
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
     The following table presents the calculation of comprehensive loss:

	Three Months Ended December 31,
	2007	2006
		(As Restated)
Net loss	$(424)	$(180)
Other compressive income, net of tax effects:
Change in unrealized gains (losses) on short-term investments	1	(1)
Foreign currency translation adjustments	63	18

Other comprehensive income	64	17

Comprehensive loss	$(360)	$(163)

5. Net Loss Per Common Share
     The Company calculates net loss per common share in accordance with SFAS No. 128, Earnings Per Share. Weighted-average shares of common stock outstanding consist of the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share gives effect to all dilutive securities, including stock options and restricted stock units using the treasury stock method. For the three months ended December 31, 2007 and 2006, the Company had only one class of security, common stock, outstanding.
     The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended December 31,
	2007	2006
		(As Restated)
Net loss	$(424)	$(180)
Weighted-average shares of common stock outstanding	20,131,000	19,640,000
Dilutive effect of common stock equivalents	—	—
Weighted-average shares used in computing diluted net loss per common share	20,131,000	19,640,000
Basic net loss per common share	$(0.02)	$(0.01)
Diluted net loss per common share	$(0.02)	$(0.01)

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
     Weighted-average common stock equivalents of 3,569,773 and 1,868,000 were excluded from the calculation of diluted net loss per common share for the three months ended December 31, 2007 and 2006, respectively, as a result of the Company’s net loss for such periods.
6. Acquisitions
     For additional information on the acquisitions described below, see Unica’s 2007 Annual Report on Form 10-K, Note 3, “Acquisitions.”
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
Sane Solutions, LLC
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
Acquisition-Related Restructuring Costs
     In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded restructuring liabilities as part of the purchase price for Sane and MarketSoft in the amount of $196 and $60, respectively. The acquisition-related restructuring liabilities included severance, relocation and related legal charges. The acquisition-related restructuring accrual was $20 at December 31, 2007 and September 30, 2007 and is expected to be paid during the remainder of fiscal 2008.
Pro Forma Results (Unaudited)
     The unaudited pro forma combined condensed results of operations of Unica and MarketingCentral for the three months ended December 31, 2006 presented below give effect to the acquisition of MarketingCentral as if the acquisition had occurred as of the beginning of the period presented. MarketingCentral’s fiscal year end prior to the acquisition was December 31. The unaudited pro forma combined results of operations are not necessarily indicative of future results or the results that would have actually occurred had the acquisitions been consummated as of the beginning of the period presented.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Three Months Ended
December 31, 2006
Pro forma revenue	$28,437
Pro forma net loss	(371)
Pro forma net loss per common share:
Basic	$(0.02)
Diluted	$(0.02)
     The above unaudited pro forma results include net amortization of acquired intangible assets from the MarketingCentral acquisition in the amount of $72 for the three months ended December 31, 2006. In addition, the unaudited pro forma results have been adjusted to reduce interest income earned by the Company on the cash paid for each acquisition. The Company estimated this interest income adjustment using an interest rate of 2.5%.
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

	Range of	Gross
	Useful Lives	Carrying	Accumulated	Net Book
	In Years	Value	Amortization	Value
As of December 31, 2007:
Developed technology	1 - 8	$6,699	$(2,968)	$3,731
Customer contracts and related relationships	3 - 14	7,556	(3,460)	4,096
License agreement	14	1,360	(72)	1,288
Tradename	1	44	(21)	23

Total intangible assets		$15,659	$(6,521)	$9,138

As of September 30, 2007:
Developed technology	1 - 8	$6,699	$(2,645)	$4,054
Customer contracts and related relationships	3 - 14	7,556	(3,067)	4,489
License agreement	14	1,360	(31)	1,329
Tradename	1	44	(10)	34

Total intangible assets		$15,659	$(5,753)	$9,906

     The following table describes changes to goodwill during the three months ended December 31, 2007:

Balance at September 30, 2007	$26,160
Foreign currency translation	86
Other adjustments	(51)

Balance at December 31, 2007	$26,195

The Company recorded amortization expense for acquired intangible assets of $727 and $670 for the three months ended December 31, 2007 and 2006, respectively. Amortization of developed technology in an amount of $333 and $276 was included as a component of cost of license revenue in the consolidated statements of operations for the three months ended December 31, 2007 and 2006, respectively.
     Intangible assets are expected to be amortized as follows:

Year ending September 30,
2008 (remainder)	$2,292
2009	2,330
2010	1,201
2011	692
2012 and thereafter	2,623

Total expected amortization	$9,138

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
     Prior to the adoption of SFAS 123(R), in accordance with APB 25, the Company recorded deferred share-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of December 31, 2007, the Company had $15 of deferred share-based compensation remaining to be amortized which is expected to be amortized during the remainder of fiscal 2008. Upon the adoption of SFAS 123(R) on October 1, 2005, the deferred share-based compensation balance was netted against additional paid-in capital on the consolidated balance sheet.
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
     For options accounted for under SFAS 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used and the resulting estimated fair value for option grants during the applicable period are as follows:

	Three Months Ended December 31,
	2007	2006
Dividend yield	—	—
Volatility	50%	49%
Risk-free interest rate	4.16%	4.57%
Weighted-average expected option term (in years)	4.1	4.1
Weighted-average fair value per share of options granted	$5.72	$5.02
Weighted-average fair value per share of restricted stock awards granted	$9.90	$11.46
     The assumptions used and the resulting estimated fair value for the Company’s employee stock purchase plan during the applicable period are as follows:

	Three Months Ended December 31,
	2007	2006
Dividend yield	—	—
Volatility	41%	41%
Rish-free interest rate	3.49%	4.07%
Weighted-average expected option term (in years)	0.5	0.5
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
     The weighted-average exercise price of the options granted under the stock option plans for the three months ended December 31, 2007 and 2006 was $13.01 and $11.46, respectively.

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
     The components of share-based compensation expense are as follows:

	Three Months Ended December 31,
	2007	2006
Stock options under SFAS 123(R)	$690	$530
Stock options under APB 25	12	26
Restricted stock units	1,047	487
Employee stock purchase plan	20	16

Total share-based compensation	$1,769	$1,059

     Cost of revenue and operating expenses include share-based compensation expense as follows for the quarters ended December 31, 2007 and 2006.

	Three Months Ended December 31,
	2007	2006
Cost of license revenue	$12	$—
Cost of maintenance and services revenue	197	89
Sales and marketing expense	654	276
Research and development expense	334	208
General and administrative expense	572	486

Total share-based compensation	$1,769	$1,059

     The Company expects to record the unamortized portion of share-based compensation expense for existing stock options and restricted stock units outstanding at December 31, 2007, over a weighted-average period of 2.14 years, as follows:

Year ending September 30,
2008 (remainder)	$4,378
2009	5,327
2010	3,887
2011	1,688
2012	98

Total unamortized share-based compensation	$15,378

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
     In March 2005, the Company’s Board of Directors and stockholders approved the amended and restated 2003 Stock Option Plan, or the 2003 Plan, which provides for the grant of incentive and non-qualified stock options for the purchase of up to 1,312,000 shares of the Company’s common stock. In connection with the adoption of the 2005 Stock Incentive Plan, or the 2005 Plan, a total of 367,000 shares then available under the 2003 Plan became available for grant under the 2005 Plan and no further option grants were permitted under the 2003 Plan.
     In March 2005, the Board of Directors and stockholders also approved the 2005 Stock Incentive Plan. The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2005 Plan, plus the 367,000 shares available for grant under the 2003 Plan immediately prior to the closing of the Company’s initial public offering and the number of shares subject to awards granted under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased by the Company at the original issuance price pursuant to a contractual repurchase right. On October 1, 2007, an additional 1,004,000 shares were reserved under the 2005 Plan, in accordance with the provisions of the Plan, which require an annual increase of the shares reserved for issuance under the Plan equal to the lesser of (a) 5,000,000 shares of common stock, (b) 5% of the outstanding shares of common stock as of the opening of business on such date or (c) an amount determined by the Board of Directors.
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
     The following is a summary of the Company’s stock options outstanding and exercisable as of December 31, 2007 and the stock option activity for all stock option plans during the three months ended December 31, 2007.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value(1)
Outstanding at September 30, 2007	2,487,000	$8.48
Granted	42,000	13.01
Exercised	(27,000)	1.41
Forfeited	(47,000)	11.67

Outstanding at December 31, 2007	2,455,000	8.58	5.01 yrs	$5,423
Exercisable at December 31, 2007	1,394,000	6.27	4.74 yrs	$5,326

Options at December 31, 2007 vested and expected to vest	2,275,000	8.34	4.99 yrs	$5,405

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on December 31, 2007, the last trading day of the period, of $9.25 per share and the exercise price of the underlying options. The total intrinsic value of options exercised during the three months ended December 31, 2007 was $267.
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
     The following is a summary of the status of the Company’s restricted stock units as of December 31, 2007 and the activity during the three months ended December 31, 2007.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Shares
Nonvested awards at September 30, 2007	1,136,000
Granted	116,000
Vested	(168,000)
Forfeited	(84,000)

Nonvested awards at December 31, 2007	1,000,000

     The Company recorded $1,047 of share-based compensation expense related to RSUs for the three months ended December 31, 2007. As of December 31, 2007, there was unrecognized compensation cost related to RSUs totaling $10,574, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.21 years.
Employee Stock Purchase Plan
     In March 2005, the Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (ESPP) which is qualified under Section 423 of the Internal Revenue Code. The ESPP is available to all eligible employees, who, through payroll deductions, will be able to individually purchase shares of the Company’s common stock semi-annually at a price equal to 90% of the fair market value on the semi-annual purchase dates. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock for the ESPP. At December 31, 2007, 906,000 shares were reserved for future issuance under the ESPP. The Board of Directors, on January 31, 2008, approved an amendment to the terms listed above. Beginning with the purchase period ending August 14, 2008 the price at which employees will be able to purchase shares will be 85% of the lower of the fair market value of the Company’s common stock on the beginning or end of the purchase period.
10. Accounting for Sabbatical Benefit
     On October 1, 2007, the Company adopted the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-2”). EITF 06-2 provides recognition guidance on the accrual of employees’ rights to compensated absences under a sabbatical or other similar benefit arrangement. Prior to the adoption of EITF 06-2, the Company recorded a liability for sabbatical leave upon an employee vesting in the benefit, which occurred when an employee went on leave after completing a six-year service period. Under EITF 06-2, the Company accrues an estimated liability for sabbatical leave over the requisite six-year service period, as employee services are rendered. The adoption of EITF 06-2 resulted in an additional liability of $435, additional deferred tax assets of $166 and a reduction to retained earnings of $269 as of October 1, 2007.
11. Restructuring Charges
     In the fourth quarter of fiscal 2006, the Company initiated the restructuring of certain of its operations in France to realign its resources in that region. As a result of this initiative, the Company terminated several employees resulting in a restructuring charge for severance and related costs in fiscal 2006 and 2007. The cumulative expense recorded relating to the restructuring in France was $1,229.
     The following is a roll forward of the accrual for the restructuring of certain operations in France:

Restructuring accrual balance at September 30, 2007	$609
Reversal of accrual upon final settlement with employee	(266)
Foreign currency translation adjustment	16

Restructuring accrual balance at December 31, 2007	$359

12. Commitments, Contingencies and Guarantees
Contingencies
     From time to time and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. In some cases, the claimants may seek damages, as well as other relief, which, if granted, could require significant expenditures. In accordance with SFAS No. 5, Accounting for Contingencies, the Company accrues the estimated costs of settlement or damages when a loss is deemed probable and such costs are estimable. In accordance with EITF Topic D-77, Accounting for Legal Costs Expected To Be Incurred In Connection With A Loss Contingency, the Company accrues for legal costs associated with a loss contingency when a loss is probable and such amounts are estimable. Otherwise, these costs are expensed as incurred. If the estimate

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
of a probable loss or defense costs is a range and no amount within the range is more likely, the Company accrues the minimum amount of the range.
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
Guarantees
          The Company has identified the guarantees described below as disclosable in accordance with FASB Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 . The Company evaluates estimated losses for guarantees under SFAS No. 5. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such guarantees in its financial statements.
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
13. Income Taxes
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
     During the three months ended December 31, 2007, the Massachusetts Department of Revenue completed its state income tax audit of the Company for fiscal years ended September 30, 2003 and 2004, which resulted in a tax refund. In addition, the Company had an established tax reserve in excess of the settled amount and, as such, the Company reversed the excess portion of the reserve. The tax refund and the adjustment to the tax reserve were recorded as discrete items and resulted in an income tax benefit of $129 during the three months ended December 31, 2007.
     During the three months ended December 31, 2006, the “Tax Relief and Health Care Act of 2006” was enacted into law, thereby extending the research and development tax credit for qualified costs incurred after December 31, 2005. In accordance with this change in tax law, the Company recorded a tax benefit of $250 during the three months ended December 31, 2006 to recognize the benefit from qualified research and development costs incurred from January 1, 2006 through September 30, 2006. This was accounted for as a discrete item during the three months ended December 31, 2006. Also, the Company recorded a provision for state income taxes of $141 during the three months ended December 31, 2006 related to prior fiscal years and was included as part of the restatement of the financial data for the three months ended December 31, 2006 (see Note 16 to the condensed consolidated financial statements). Our effective tax rate, before discrete items, on a quarterly or annual basis, varies from statutory rates primarily due to the mix in jurisdictional earnings and losses.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The

Company adopted the provisions of FIN 48 on October 1, 2007. As of the date of adoption, the Company had unrecognized tax benefits of $1,060 and did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. During the quarter ended December 31, 2007, the Company reversed $64 of reserves related to the completion of its state income tax audit for fiscal years ended September 30, 2003 and 2004.
          Of the $1,060 of unrecognized tax benefits, $690 would impact the effective tax rate if recognized. The Company had approximately $69 of accrued interest and penalties included in its unrecognized tax benefits. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.
          The tax years 2002 through 2007 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates. The Company is currently under audit in the United States by The Internal Revenue Service (IRS) for the fiscal 2005 tax year.
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
Geographic Data
     The following table includes revenue from unaffiliated customers by geographic region and is determined based on the locations of customers.

	Three Months Ended December 31,
	2007	2006
North America	$17,933	$19,053
International	10,531	4,745

Total	$28,464	$23,798

     The following table includes information about the Company’s long-lived assets by geographic region:

	December 31,	September 30,
	2007	2007
North America	$41,701	$42,362
International	3,893	3,788

Total	$45,594	$46,150

15. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within GAAP. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.

     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities , which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This becomes available when the Company adopts SFAS 157, which will be fiscal year 2009. The Company is analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.
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
16. Restatement of Quarterly Financial Data
          On December 20, 2007, the Company and the Audit Committee of the Board of Directors of the Company concluded that prior quarter restatement of its previously issued unaudited condensed consolidated financial data for the quarter ended December 31, 2006 was necessary. The restatement is set forth in our 2007 Annual Report on Form 10-K. The errors are primarily the result of errors in recording its state income tax provision, and also errors in recording its state sales tax liabilities and receivables, the timing of recording revenue on certain revenue arrangements, and the timing of recording a purchase accounting entry. In addition, the Company identified errors originating in periods prior to fiscal 2007 which primarily related to errors in recording its state income tax provision and its state sales tax liabilities and receivables as well as errors in the timing of recording revenue on certain revenue arrangements. These prior fiscal period errors individually and in the aggregate are not material to the financial results for previously issued annual financial statements or previously issued interim financial data prior to fiscal 2007.
          In the restatement, the Company has recorded corrections relating to fiscal 2007 in the quarter in which each error originated and the Company has recorded corrections relating to fiscal periods prior to fiscal 2007 in the quarter ended December 31, 2006. As detailed on the tables below, the recorded corrections included:
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
Revenue
          The Company identified several errors related to the timing of recording revenue on certain agreements. The impact of all revenue related adjustments resulted in an increase in previously reported revenue during the quarter ended December 31, 2006 of $109. Of the adjustment recorded in the quarter ended December 31, 2006, $7 related to prior periods. The significant corrections included:
•	The Company acquired Sane on March 22, 2006. The contract terms for certain Sane web-based license arrangements granted the customer a fifteen day evaluation period to accept the product. The Company historically recognized revenue for the license at the time of sale instead of after the fifteen day evaluation period. The Company made the correction in the quarter ended December 31, 2006 to recognize the revenue from these transactions at the expiration of the fifteen day period.

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
Acquisition Costs
          The Company identified an error related to purchase accounting for legal fees of $115 directly related to an acquisition that were inappropriately charged as expense in the quarter ended June 30, 2007 rather than capitalized as a cost of the acquisition in fiscal 2006.
Other
          The restatement of the Company’s unaudited condensed consolidated financial statements for the quarter ended December 31, 2006 also include corrections for other identified errors. Such adjustments primarily relate to (i) fixed assets eligible for capitalization that were initially expensed; (ii) amortization and depreciation for certain fixed assets; (iii) an increase in pension liability related to a foreign subsidiary and (iv) corrections to certain accrual accounts. The net impact of restating all other operating expense related adjustments was a decrease in reported operating expenses of approximately $122 during the quarter ended December 31, 2006, of which $7 related to prior years.
          As described above, there were certain errors that originated in periods prior to fiscal 2007 which reduced net income in fiscal 2007 by $151 ($10 of income before taxes and $141 relating to the provision for income taxes); the Company has recorded the cumulative effect of such errors in the quarter ended December 31, 2006. The net cumulative effect of the errors that originated prior to fiscal 2007 was not material individually or in the aggregate to any previously issued financial statements.
          The restatement had no effect on previously reported cash balances and the adjustments to correct errors were not material individually or in aggregate to the previously issued balance sheets or statements of cash flows for each of the quarterly periods.

The following tables set forth the effects of correcting the errors described above for the quarter ended December 31, 2006.

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
Restatement of Quarterly Financial Data
     The condensed consolidated statements of operations and cash flows for the three months ended December 31, 2006 are presented as restated in this Quarterly Report on Form 10-Q. For additional information on the restatement and the impact of the restatement on the condensed consolidated financial data, we refer you to Note 14, Quarterly Financial Data (unaudited), of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2007 as well as Note 16, Restatement of Quarterly Financial Data, of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Overview
     We are a global provider of enterprise marketing management, or EMM — software designed to help businesses increase their revenues and improve the efficiency and measurability of their marketing operations. Our comprehensive set of integrated software modules is offered under the “Affinium” name. Focused exclusively on the needs of marketers, Unica’s Affinium® software delivers key capabilities to track and analyze online and offline customer behavior, generate demand and manage marketing processes, resources and assets. Affinium streamlines the entire marketing process for relationship, brand and Internet marketing — from analysis and planning, to budgeting, production management, execution and measurement. As the most comprehensive EMM suite on the market, Affinium delivers a marketing “system of record” — a dedicated solution through which marketers capture, record and easily manage marketing activity, information and assets; rapidly design campaigns; and report on performance.
     We sell and market our software primarily through our direct sales force as well as through alliances with marketing service providers (MSPs), resellers, distributors and systems integrators. In addition to reselling and deploying our products, MSPs offer a range of marketing program design, database development support, and execution services on an on-demand or outsourced basis. We also provide a full range of services to our customers, including implementation, training, consulting, maintenance and technical support, and customer success programs. We have sales offices across the United States, including at our headquarters in Waltham, Massachusetts, as well as in the United Kingdom, France, Singapore, Belgium, Germany, Spain, Australia, the Netherlands and Korea, and also have sales personnel located in Canada and Thailand. In addition, we have a research and development office in India. We have a worldwide installed base of over 600 companies in a wide range of industries. Our current customers operate principally in the financial services, retail, telecommunications, and travel and hospitality industries.
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
     License Revenue
     Perpetual Licenses. Licenses to use our software products in perpetuity generally are priced based on (a) either a customer’s database size (including number of database records) or a platform fee and (b) a specified number of users. With respect to our Affinium NetInsight TM product, licenses are generally priced based on the volume of traffic of a website. We generally recognize perpetual license revenue at the time of product delivery, provided all other revenue recognition criteria have been met, pursuant to the requirements of Statement of Position (SOP) 97-2, Software Revenue Recognition , as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. When we license our software on a perpetual basis through an MSP or systems integrator, we recognize revenue upon delivery of the licensed software to the MSP or systems integrator only if (a) the customer of the MSP or systems integrator is identified in a written arrangement between the MSP or systems integrator and us and (b) all other revenue recognition criteria have been met.

     Maintenance and Services Revenue
     Maintenance and services revenue is generated from sales of (a) maintenance, including software updates and upgrades and technical support associated with the sale of perpetual software licenses and (b) services, including implementation, training, consulting, and reimbursable travel.
     Maintenance. We generally sell maintenance with respect to perpetual licenses on an annual basis that includes technical support and software updates and upgrades on a when and if available basis. Revenue is deferred at the time the maintenance agreement is initiated and is recognized ratably over the term of the maintenance agreement.
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
     Subscription Revenue
     We also market our software under subscription arrangements. Subscription revenue includes, for a bundled fee, (a) the right to use our software for a specified period of time, typically one year, (b) updates and upgrades to our software, and (c) technical support. We sell subscriptions directly and through MSPs. Under a subscription agreement, we typically invoice the customer in annual or quarterly installments in advance. Revenue is recognized ratably over the contractual term of the arrangement commencing on the date at which all services under related work orders are completed.
     Cost of Revenue
     Cost of license revenue for perpetual license agreements consists primarily of (a) salaries, other labor related costs and share-based compensation related to documentation personnel, (b) facilities and other related overhead, (c) third-party royalties for licensed technology incorporated into our current product offerings, (d) amortization of acquired developed technology and (e) amortization of capitalized software development costs under SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.
     Cost of maintenance and services revenue consists primarily of (a) salaries, other labor-related costs, share-based compensation, facilities and other overhead related to professional services and technical support personnel and (b) cost of services provided by subcontractors for professional services, travel, lodging and other out-of-pocket expenses.
     Cost of subscription revenue includes the allocation of specific costs including labor-related costs associated with technical support and documentation personnel, and related overhead and labor-related and other costs associated with the Marketing Central acquisition and hosting-related activities.
     Operating Expenses
     Sales and Marketing. Sales and marketing expense consists primarily of (a) salaries, other labor related costs and share-based compensation related to sales and marketing personnel, (b) commissions and bonuses, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs, such as trade shows and advertising, and (e) facilities and other related overhead. The total amount of commissions earned for a perpetual license, subscription or maintenance arrangement are recorded as expense when revenue recognition for that arrangement commences.
     Research and Development. Research and development expense consists primarily of (a) salaries, other labor related costs and share-based compensation related to employees working on the development of new products, enhancement of existing products, quality assurance and testing and (b) facilities and other related overhead. Prior to fiscal 2007, all of our research and development costs have been expensed as incurred as all costs potentially capitalizable were insignificant to the consolidated financial statements. During the three months ended December 31, 2007 and 2006, software development costs eligible for capitalization were immaterial.
     General and Administrative. General and administrative expense consists primarily of (a) salaries, other labor-related costs and share-based compensation related to general and administrative personnel, (b) accounting, legal and other professional fees, and (c) facilities and other related overhead.
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
     Share-Based Compensation. Cost of revenue and operating expenses have historically included share-based compensation expense to the extent the fair value of our common stock exceeds the exercise price of stock options granted to employees on the date of grant (intrinsic value method) under Accounting Principles Board (APB) 25. On October 1, 2005, we adopted

Statement of Financial Accounting Standards SFAS 123(R), Share-Based Payment, which requires measurement of all employee share-based compensation awards using a fair-value method and the recording of the related expense in the consolidated financial statements. In addition, the adoption of SFAS 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and recognize compensation cost, net of estimated forfeitures, on a straight-line basis over the requisite service periods of the awards.
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
     For a detailed explanation of our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended September 30, 2007.
     Revenue Recognition
          We generally sell our software products and services together in a multiple-element arrangement under perpetual license and subscription agreements. We use the residual method to recognize revenues from arrangements that include one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements based on vendor-specific objective evidence (VSOE) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements. Each license arrangement requires that we analyze the individual elements in the transaction and determine the fair value of each undelivered element, which typically includes maintenance and services. We allocate revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately.
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
          We generally enter into subscription agreements that include, on a bundled basis, (a) the right to use our software for a specified period of time, (b) updates and upgrades to our software on a when and if available basis and (c) technical support. Fees paid in connection with a subscription agreement are recognized as revenue ratably over the term of the arrangement, typically one year.
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
Share-Based Compensation
     We historically have granted stock options at exercise prices that equaled the fair value of our common stock as of the date of grant. Prior to August 3, 2005, because there had been no public market for our common stock, the board determined the fair value of our common stock by considering a number of factors, including our operating and financial performance, the pricing of sales of convertible preferred stock to third parties, the rights and preferences of securities senior to common stock and trends in the broad market for software and other technology stocks.
     On October 1, 2005, we adopted the provisions of SFAS 123(R), which requires us to recognize expense related to the fair value of share-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, share-based compensation expense includes compensation expense for all share-based compensation awards granted on or after November 18, 2004 (the filing date for the initial registration statement for our initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Pursuant to SFAS 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, which requires us to make assumptions as to volatility, risk-free interest rate, expected term of the awards, and expected forfeiture rate. The computation of expected volatility is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The estimated risk-free interest rate is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The computation of expected option term is based on an average of the vesting term and the maximum contractual life of the Company’s stock options, as described in SAB 107. Computation of expected forfeitures is based on historical forfeiture rates of the Company’s stock options.
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
     As of December 31, 2007, we had outstanding stock options of 2,455,000 and non-vested restricted stock awards of 1,000,000. On October 1, 2007, an additional 1,004,000 shares were reserved under the 2005 Stock Incentive Plan (the 2005 Plan), in accordance with the provisions of the 2005 Plan, which requires an annual increase of the shares reserved for issuance under the 2005 Plan equal to the lesser of (a) 5,000,000 shares of common stock, (b) 5% of the outstanding shares of common stock as of the opening of business on such date or (c) an amount determined by the Board.
Goodwill, Other Intangible Assets and Long-Lived Assets
     Goodwill represents the excess of the purchase price over the fair value of net assets associated with various acquisitions from fiscal 2003 through fiscal 2007. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. We allocated a portion of each purchase price to intangible assets, including customer contracts and related customer relationships, developed technology, tradenames and acquired licenses that are being amortized over their estimated useful lives of one to fourteen years. We also allocated a portion of each purchase price to tangible assets and assessed the liabilities to be recorded as part of the purchase price. The estimates we made in allocating each purchase price to tangible and intangible assets, and in assessing liabilities recorded as part of the purchase, involved the application of judgment and the use of estimates, which could significantly affect our operating results and financial position.
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
Software Development Costs
     We evaluate whether to capitalize or expense software development costs in accordance with SFAS 86. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. During the three months ended December 31, 2007 and 2006, software development costs eligible for capitalization were not material.
     Costs of software applications developed or obtained for internal use that are incurred during the applications’ development stages are capitalized in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.
Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At December 31, 2007, our deferred tax assets consisted primarily of state research and development tax credit carryforwards, foreign tax credit carryforwards and temporary differences relating primarily to share-based compensation expense and acquired intangible assets. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.

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
Results of Operations
     Comparison of Three Months Ended December 31, 2007 and 2006

Revenue

	Three Months Ended December 31,
	2007		2006
			(As Restated)
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$11,145	39%	$9,031	38%	$2,114	23%
Maintenance and services:
Maintenance fees	10,629	37	9,460	40	1,169	12
Services	3,960	14	3,005	12	955	32

Total maintenance and services	14,589	51	12,465	52	2,124	17
Subscription revenue	2,730	10	2,302	10	428	19

Total	$28,464	100%	$23,798	100%	$4,666	20%

     Total revenue for the three months ended December 31, 2007 was $28.5 million, an increase of 20%, or $4.7 million from the three months ended December 31, 2006. Total revenue increased as a result of higher international sales of our Affinium product suite and an increase in related maintenance and services revenue.
     Total license revenue for the three months ended December 31, 2007 was $11.1 million, an increase of 23%, or $2.1 million from the three months ended December 31, 2006. This increase in license revenue was primarily attributable to higher sales of our Affinium products in international markets, primarily Europe and Asia.
     Maintenance fees revenue is associated with maintenance agreements in connection with perpetual license agreements from our existing installed customer base and the sale of new perpetual licenses. Maintenance fees revenue for the three months ended December 31, 2007 was $10.6 million, an increase of 12%, or $1.2 million from the three months ended December 31, 2006. The increase reflects additional maintenance fees on the sale of new licenses in fiscal 2007. Maintenance revenue is expected to increase at a lower rate in fiscal 2008 given the lower growth rate in license revenue in fiscal 2007 (11% in fiscal 2007 versus 34% in fiscal 2006).
     Services revenue for the three months ended December 31, 2007 was $4.0 million, an increase of 32%, or $1.0 million from the three months ended December 31, 2006. The increase in services revenue was primarily the result of growth in the number of implementation services performed in North America, Europe and Asia related to new license agreements.
     Subscription revenue is associated with renewal agreements and the sale of new agreements from our existing subscription customer base. Total subscription revenue for the three months ended December 31, 2007 was $2.7 million, an increase of 19%, or $428,000 from the three months ended December 31, 2006. This increase in subscription revenue was primarily attributable to the impact of the MarketingCentral acquisition. Included within subscription revenue for the three months ended December 31, 2006 was $200,000 of subscription revenue that had been deferred from prior quarters. We anticipate that subscription revenue will continue to increase in future years as we enter into additional subscription agreements and expand our on-demand product offerings.

Recurring Revenue

	Three Months Ended December 31,
	2007		2006
			(As Restated)
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Maintenance fees	$10,629	37%	$9,460	40%	1,169	12%
Subscription revenue	2,730	10	2,302	10	428	19

Total recurring revenue	13,359	47	11,762	50	1,597	14
License revenue	11,145	39	9,031	38	2,114	23
Services	3,960	14	3,005	12	955	32

Total	$28,464	100%	$23,798	100%	$4,666	20%

     We generate recurring revenue from both maintenance and subscription arrangements, which is recognized ratably over the contractual term of the arrangement or agreement.
     Recurring revenue for the three months ended December 31, 2007 was $13.4 million, an increase of 14%, or $1.6 million from the three months ended December 31, 2006. The increase in recurring revenue resulted from (a) an increase in our maintenance and subscription installed customer base including the impact of the MarketingCentral acquisition, (b) additional maintenance fees on sales of new licenses and (c) additional subscription revenue primarily related to the MarketingCentral acquisition. Recurring revenues as a percentage of total revenue was 47% for the three months ended December 31, 2007 as compared to 50% for the three months ended December 31, 2006.
Revenue by Geography

	Three Months Ended December 31,
	2007		2006
			(As Restated)
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
North America	$17,933	63%	$19,053	80%	$(1,120)	(6)%
International	10,531	37	4,745	20	5,786	122

Total revenue	$28,464	100%	$23,798	100%	$4,666	20%

     For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.
     Total revenue for North America for the three months ended December 31, 2007 was $17.9 million, a decrease of 6%, or $1.1 million from the three months ended December 31, 2006. The decrease was primarily due to decreased license revenue which was partially offset by increased subscription and professional services revenue. The increase in international revenue was due to increased license sales in both Europe and Asia which is reflective of our increased market presence in these regions.

Cost of Revenue and Gross Margin

	Three Months Ended December 31,
	2007		2006
			(As Restated)
		(Dollars in thousands)
		Gross Margin on		Gross Margin on	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$759	93%	$567	94%	$192	34%
Maintenance and services	5,793	60	3,883	69	1,910	49
Subscription	653	76	149	94	504	338

Total cost of revenue	$7,205	75%	$4,599	81%	$2,606	57%

     Cost of license revenue for the three months ended December 31, 2007 was $759,000, an increase of 34% or $192,000 from the three months ended December 31, 2006. The increase in cost of license revenue was primarily due to (a) a $90,000 increase in labor related costs and (b) a $57,000 increase in royalties. Royalties paid for third-party licensed technology represented 1% of total license revenue for the three months ended December 31, 2007. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to remain between 1% and 2% of total license revenue. Gross margin on license revenue was 93% in the three months ended December 31, 2007, down from 94% in the three months ended December 31, 2006. We expect gross margin on license revenue for the remainder of fiscal 2008 to remain relatively unchanged.
     Cost of maintenance and services for the three months ended December 31, 2007 was $5.8 million, an increase of 49%, or $1.9 million from the three months ended December 31, 2006. The increase in cost of maintenance and services revenue was primarily due to (a) a $1.8 million increase in labor related costs to support increased customer implementations and a growing installed customer base and (b) a $119 increase in share-based compensation. Gross margin on maintenance and services revenue was 60% for the three months ended December 31, 2007, down from 69% for the three months ended December 31, 2006. The reduction in gross margin primarily related to the increase in labor-related services, which reflects the expansion of consulting services. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we subcontract services arrangements. Gross margin on maintenance and service revenue is expected to increase slightly for the remainder of fiscal 2008.
     Cost of subscription revenue for the three months ended December 31, 2007 was $653,000, an increase of 338%, or $504,000, from the three months ended December 31, 2006. The increase in cost of subscription revenue was due to an increase in labor-related expenses, primarily related to the impact of the MarketingCentral acquisition and the increase in hosting-related activities.

Operating Expenses

	Three Months Ended December 31,
	2007		2006
			(As Restated)
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$11,761	41%	$9,213	39%	$2,548	28%
Research and development	5,947	20	4,996	21	951	19
General and administrative	4,994	17	3,939	16	1,055	27
Restructuring charges	(266)	1	1,244	5	(1,510)	(121)
Amortization of acquired intangible assets	393	1	393	2	—	—

Total operating expenses	$22,829	80%	$19,785	83%	$3,044	15%

     Sales and Marketing. Sales and marketing expense for the three months ended December 31, 2007 was $11.8 million, an increase of 28%, or $2.5 million from the three months ended December 31, 2006. The increase was primarily the result of (a) a $1.6 million increase in labor related expenses including commissions due to increased headcount and higher revenues, (b) a $378,000 increase in share-based compensation expense, (c) a $155,000 increase in professional services fees, and (d) a $126,000 increase in marketing programs resulting from increased promotional activity and new product introductions. We expect sales and marketing expense to continue to increase in absolute dollars and to remain relatively unchanged as a percentage of total revenue over the remaining quarters of fiscal 2008.
     Research and Development. Research and development expense for the three months ended December 31, 2007 was $5.9 million, an increase of 19%, or $1.0 million from the three months ended December 31, 2006. The increase in research and development expense was primarily the result of (a) a $695,000 increase in labor related expenses, principally due to increased personnel reflecting an increased investment and development of our Affinium product suite and (b) a $126,000 increase in share-based compensation expense. We expect research and development expense to continue to increase slightly in absolute dollars, but decrease as a percentage of total revenue over the remaining quarters of fiscal 2008.
     General and Administrative. General and administrative expense for the three months ended December 31, 2007 was $5.0 million, an increase of 27%, or $1.1 million from the three months ended December 31, 2006. The increase in general and administrative expense was primarily the result of (a) a $663,000 increase in labor-related expenses due to increased headcount to meet the additional requirements of a public company, (b) a $369,000 increase in professional services fees primarily related to the filing of our fiscal 2007 Annual Report on Form 10-K, and (c) a $86,000 increase in share-based compensation expense. We expect sales and marketing expense to continue to increase slightly in absolute dollars, but decrease as a percentage of total revenue over the remaining quarters of fiscal 2008.
     Restructuring charges. In the fourth quarter of fiscal 2006, we initiated the restructuring of certain of our operations in France to realign our resources in that region. As a result of this initiative, we terminated several employees resulting in a restructuring charge and accrual of $1.2 million for severance and related costs in the first quarter of fiscal 2007. During the three months ended December 31, 2007, we reversed a portion of the restructuring accrual and recorded a benefit of $266,000 to the statement of operations.
     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $727,000 and 670,000 for the three months ended December 31, 2007 and 2006, respectively. The increase was primarily related to amortization of intangible assets acquired as part of the MarketingCentral acquisition in July 2007.

Other Income

	Three Months Ended December 31,
	2007		2006
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Interest income, net	$453	2%	$476	2%	$(23)	(5)%
Other income, net	128	—	62	—	66	106

Other Income	$581	2%	$538	2%	$43

     Interest income, net was $453,000 for the three months ended December 31, 2007, a $23,000 decrease from the three months ended December 31, 2006. Interest income is generated from the investment of our cash balances, less related bank fees. The decrease in interest income, net principally reflected lower cash balances available for investment, resulting from cash used for acquisitions.
     Other income, net consisted of foreign currency translation and transaction gains and losses, as well as other miscellaneous income and charges. The change in other income, net was primarily driven by more favorable foreign currency exchange rates.
Provision for (Benefit from) Income Taxes

	Three Months Ended December 31,
	2007		2006
			(As Restated)
		Percentage of		Percentage of	Period-to-Period Change
		Income Before		Income Before
		Provision for		Provision for		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(565)	57%	$132	(275)%	$(697)	*n/m

*	Not meaningful.
     Benefit from income taxes was $565,000, or an effective tax rate of 57%, for the three months ended December 31, 2007, a $697,000 change from the three months ended December 31, 2006. The change in the provision for (benefit from) income taxes principally reflects the $941,000 increase in our loss before income taxes. In addition, during the three months ended December 31, 2007, the Massachusetts Department of Revenue completed its state income tax audit of the Company for fiscal years ended September 30, 2003 and 2004, which resulted in a tax refund. The Company had an established tax reserve in excess of the settled amount and, as such, the Company reversed the excess portion of the reserve. The tax refund and the adjustment to the tax reserve were recorded as discrete items and resulted in an income tax benefit of $129 during the three months ended December 31, 2007.
     During the three months ended December 31, 2006, the “Tax Relief and Health Care Act of 2006” was enacted, thereby extending the research and development tax credit for qualified costs incurred after December 31, 2005. In accordance with this change in tax law, we recorded a tax benefit of $250,000 during the three months ended December 31, 2006 to recognize the benefit from qualified research and development costs incurred from January 1, 2006 through September 30, 2006. This was accounted for as a discrete item during the three months ended December 31, 2006. Also, we recorded a provision for state income taxes of $141,000 during the three months ended December 31, 2006 related to prior fiscal years. Our effective tax rate, before discrete items, on a quarterly or annual basis, varies from statutory rates primarily due to the mix in jurisdictional earnings and losses.
     At September 30, 2007, we had available foreign net operating loss carryforwards of $170,000 that do not expire, against which we have a full valuation allowance, U.S. foreign tax credit carryforwards of $163,000 that expire through 2010, state research and development credit carryforwards of $354,000 that begin to expire in 2012, against which we have a full valuation allowance and state net operating loss carryforwards of $2.1 million that expire at various dates through 2027. The extent to which we can benefit from our deferred tax assets in future years will depend on the amount of taxable income we generate. Our effective tax rate may fluctuate on a quarterly basis due to the volatility caused by the tax impact related to accounting for share-based compensation pursuant to the provisions of SFAS 123(R), changes in tax laws, change in the mix of jurisdictional earnings, or discrete items.
Liquidity and Capital Resources
     Historically, we have financed our operations and met our capital requirements primarily through funds generated from operations and sales of our capital stock. As of December 31, 2007, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $16.6 million, and our short-term investments balance of $21.4 million. As of December 31, 2007, we had no outstanding debt.
     Our cash and cash equivalents at December 31, 2007 were held for working capital purposes and were invested primarily in overnight investments, money market funds and commercial paper with maturities of less than ninety days. Our short-term investments at December 31, 2007 consisted primarily of commercial paper and corporate bonds. We do not enter into investments for trading or speculative purposes. Restricted cash of $264,000 at December 31, 2007 was held in a certificate of deposit as collateral for a letter of credit related to the lease agreement for our corporate headquarters in Waltham, Massachusetts, and for our sales office in France. Short-term investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At December 31, 2006, we were in compliance with this internal policy.
     Net cash provided by operating activities was $941,000 in the three months ended December 31, 2007, compared to net cash used in operating activities of $3.5 million in the three months ended December 31, 2006. Net income adjusted for non-cash charges (including depreciation, amortization of intangible assets, share-based compensation and deferred tax benefits) increased to $2.6 million in the three months ended December 31, 2007 from $1.5 million in the three months ended December 31, 2006, an increase of $1.1 million. Increases in deferred revenue and accounts payable provided additional sources of cash. These increases in operating cash flow in the three months ended December 31, 2007 were offset by increases in accounts receivable, prepaid expenses and other current assets, and a decrease in accrued expenses. The decrease in accrued expenses of $1.4 million during the three months ended December 31, 2007 primarily relates to payment of our 2007 bonus and commission accruals.
     Investing activities consumed $2.5 million and $8.0 million of cash in the three months ended December 31, 2007 and 2006, respectively. In the three months ended December 31, 2007, $763,000 of cash was used for purchases of property and equipment which primarily related to purchases of computer equipment and software to support increased headcount and increased investment in our on-demand business. In the three months ended December 31, 2006, net purchases of short-term investments consumed $12.4 million and purchases of property and equipment consumed $375,000.
     Our financing activities consumed cash of $345,000 in the three months ended December 31, 2007 and provided for cash of $222,000 in the three months ended December 31, 2006. In the three months ended December 31, 2007, $478,000 was used to pay withholding taxes related to restricted stock units.
Contractual Obligations and Requirements.
     Our only significant lease obligation relates to our corporate headquarters in Waltham, Massachusetts. Upon expiration of current operating leases in 2009, we expect to renew the existing lease, or contract for new leased facilities, at prevailing rates. Our contractual commitments as of December 31, 2007 are not materially different from the amounts disclosed as of September 30, 2007 in our fiscal 2007 Annual Report on Form 10-K.

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
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities , which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This becomes available when the Company adopts SFAS 157, which will be fiscal year 2009. The Company is analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.
     In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (SFAS 141R). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The Company has not yet determined the impact, if any, of SFAS 141R on its consolidated financial statements.
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The Company has not yet determined the impact, if any, of SFAS 160 on its consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
     Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Some of our agreements with foreign customers involve payments denominated in currencies other than the U.S. dollar, which may create foreign currency exchange risks for us. Revenue denominated in currencies other than the U.S. dollar represented 28% and 15% of total revenue in the three months ended December 31, 2007 and 2006, respectively.
     As of December 31, 2007, we had $6.5 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of December 31, 2007, the fair value of our receivables denominated in currencies other than the U.S. dollar would have fluctuated by $653,000. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense). Exchange rate fluctuations on long-term intercompany accounts, which are invested indefinitely without repayment terms, are recorded in other comprehensive income (loss) in stockholders’ equity.
Interest Rate Risk
     At December 31, 2007, we had unrestricted cash and cash equivalents totaling $16.6 million and short-term investments totaling $21.4 million. These amounts were invested primarily in money market funds, commercial paper and corporate bonds, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short-term interest rates and determined that, due to the size and duration of our investment portfolio, a 100-basis-point increase in interest rates would not have any material exposure to changes in the fair value of our portfolio at December 31, 2007. Declines in interest rates, however, would reduce future investment income.
Credit Risk
     Our exposure to credit risk consists principally of accounts receivable and purchased customer receivables. We maintain reserves for potential credit losses which, on a historical basis, have been limited due to our ongoing credit review procedures and the general creditworthiness of our customer base. No customers accounted for greater than 10% of our accounts receivable balance at December 31, 2007 and September 30, 2007.

Item 4. Controls and Procedures
Effectiveness of Disclosure Controls and Procedures
     An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures were not effective as of December 31, 2007 because of the material weakness cited below.
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2007, we did not have effective controls over the accounting for taxes, including the determination and reporting of state income taxes, state sales taxes, deferred tax assets and the income tax provision. Specifically, we did not properly evaluate the realizability of a state tax benefit and related deferred tax assets and we did not perform an effective analysis to ensure the completeness and accuracy of our state sales taxes and income taxes. This control deficiency resulted in the misstatement of the aforementioned accounts and disclosures and in the restatement of our interim consolidated financial data for fiscal 2007. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement of our interim or annual consolidated financial statements and disclosures that would not be prevented or detected. Accordingly, as of December 31, 2007, our management has determined that this control deficiency constitutes a material weakness.
Remediation Plans for Material Weakness Related to the Accounting for Taxes
     The material weakness described above could have a significant impact on our internal control over financial reporting. Specifically, the absence of strong controls around the accounting for taxes could result in errors in the tax provision reported in a given period or errors in the deferred tax assets reported as of a certain date, and such errors could be material.
     We have commenced plans to implement enhancements to our internal control over financial reporting to address the material weakness described above and to provide reasonable assurance that errors and control deficiencies of this type will not recur. These steps include:
•	We will enhance our quarterly review of tax-related assets and liabilities, as well as the effective tax rate, to ensure the proper recognition of taxes payable and the deferred tax assets and liabilities. Such reviews will be performed by personnel with an appropriate level of tax expertise; and

•	We will ensure that all relevant personnel involved in tax transactions, through additional training, understand and apply the proper recognition and accounting of tax-related assets and liabilities.
     We believe we are taking the steps necessary to remediate this material weakness. We will continue to monitor the effectiveness of these procedures and will continue to make any changes that management deems appropriate.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on the Effectiveness of Controls
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Item 1A. Risk Factors
     There has been no material change in the Company’s reported risk factors since the filing of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on January 7, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
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
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31. 2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32. 1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICA CORPORATION
Date: February 11, 2008	/s/ Yuchun Lee
Yuchun Lee
Chief Executive Officer, President and Chairman

Date: February 11, 2008	/s/ Ralph A. Goldwasser
Ralph A. Goldwasser
Senior Vice President and Chief Financial Officer [Principal Financial Officer]

Date: February 11, 2008	/s/ Kevin R. Thimble
Kevin R. Thimble
Vice President and Corporate Controller [Principal Accounting Officer]