Form 10-Q
period 2008-03-31
UNICA CORP
filed 2008-05-12
CIK 1138804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of May 5, 2008 was 20,565,000.

UNICA CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

EXPLANATORY NOTE
     On January 7, 2008, we restated our previously published financial data for the three and six months ended March 31, 2007. The restatement is set forth in our 2007 Annual Report on Form 10-K. The Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2007 and the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2007 in this report are presented as restated. For information on the restatement and the impact of the restatement on our financial data for the quarter ended March 31, 2007, we refer you to, Note 14, Quarterly Financial Data (Unaudited), in our 2007 Annual Report on Form 10-K. We also refer you to Note 17, Restatement of Quarterly Financial Data, within this Quarterly Report on Form 10-Q.

PART I — Financial Information
Item 1. Financial Statements
UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	September 30,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$33,928	$18,493
Short-term investments	7,121	19,614
Accounts receivable, net of allowance for doubtful accounts of $90 and $77, respectively	29,220	28,058
Purchased customer receivables	863	1,180
Deferred tax assets	565	565
Prepaid expenses and other current assets	10,181	7,288

Total current assets	81,878	75,198

Property and equipment, net	4,636	4,135
Purchased customer receivables, long-term	540	875
Acquired intangible assets, net	8,372	9,906
Goodwill	26,397	26,160
Deferred tax assets, long-term, net of valuation allowance	4,581	4,324
Other assets	754	750

Total assets	$127,158	$121,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,801	$2,366
Accrued expenses	17,409	17,431
Short-term deferred revenue	37,325	34,946

Total current liabilities	58,535	54,743

Long-term deferred revenue	2,577	3,686
Other long-term liabilities	444	—

Total liabilities	61,556	58,429

Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value:
Authorized — 10,000,000 shares; no shares issued or outstanding at March 31, 2008 and September 30, 2007	—	—
Common stock, $0.01 par value:
Authorized — 90,000,000 shares; issued and outstanding — 20,564,000 and 20,074,000 shares at March 31, 2008 and September 30, 2007, respectively	205	201
Additional paid-in capital	63,220	59,802
Retained earnings	1,609	2,578
Accumulated other comprehensive income	568	338

Total stockholders’ equity	65,602	62,919

Total liabilities and stockholders’ equity	$127,158	$121,348

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
		(As Restated)		(As Restated)
Revenue:
License	$11,635	$10,050	$22,780	$19,081
Maintenance and services	16,092	14,056	30,681	26,521
Subscription	3,060	2,191	5,790	4,493

Total revenue	30,787	26,297	59,251	50,095
Costs of revenue:
License	828	715	1,587	1,282
Maintenance and services	6,637	5,014	12,430	8,897
Subscription	652	168	1,305	317

Total cost of revenue	8,117	5,897	15,322	10,496

Gross profit	22,670	20,400	43,929	39,599
Operating expenses:
Sales and marketing	12,626	9,940	24,387	19,153
Research and development	5,864	5,395	11,811	10,391
General and administrative	4,583	3,992	9,577	7,931
Restructuring charges (credits)	(20)	—	(286)	1,244
Amortization of acquired intangible assets	394	393	787	786

Total operating expenses	23,447	19,720	46,276	39,505

Income (loss) from operations	(777)	680	(2,347)	94
Other income:
Interest income, net	390	524	843	1,000
Other income (expense), net	(208)	5	(80)	67

Total other income	182	529	763	1,067

Income (loss) before income taxes	(595)	1,209	(1,584)	1,161
Provision for (benefit from) income taxes	(318)	146	(883)	278

Net income (loss)	$(277)	$1,063	$(701)	$883

Net income (loss) per common share:
Basic	$(0.01)	$0.05	$(0.03)	$0.04

Diluted	$(0.01)	$0.05	$(0.03)	$0.04

Shares used in computing net income (loss) per common share:
Basic	20,399,000	19,809,000	20,265,000	19,724,000

Diluted	20,399,000	20,638,000	20,265,000	20,621,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended March 31,
	2008	2007
		(As Restated)
Cash flows from operating activities:
Net income (loss)	$(701)	$883
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment and amortization of capitalized software	1,020	620
Amortization of acquired intangible assets	1,453	1,338
Share-based compensation charge	3,281	2,260
Excess tax benefits from share-based compensation	(130)	(549)
Deferred tax benefits	(434)	(172)
Changes in operating assets and liabilities:
Accounts receivable	(954)	90
Prepaid expenses and other current assets	(2,552)	(4,457)
Other assets	332	537
Accounts payable	1,407	(695)
Accrued expenses	(360)	2,262
Deferred revenue	991	2,788
Other long-term liabilities	444	—

Net cash provided by operating activities	3,797	4,905
Cash flows from investing activities:
Purchase of property and equipment	(1,474)	(1,276)
Cash collected from license acquired in acquisition	81	—
Sales and maturities of short-term investments	28,666	13,404
Purchases of short-term investments	(16,173)	(31,069)

Net cash provided by (used in) investing activities	11,100	(18,941)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and employee stock purchase plans	959	767
Excess tax benefits from share-based compensation	130	549
Payment of withholding taxes in connection with settlement of restricted stock units	(708)	(465)

Net cash provided by financing activities	381	851
Effect of exchange rate changes on cash and cash equivalents	157	89

Net increase (decrease) in cash and cash equivalents	15,435	(13,096)
Cash and cash equivalents at beginning of period	18,493	30,051

Cash and cash equivalents at end of period	$33,928	$17,405

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
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
     The condensed consolidated statements of operations for the three and six months ended March 31, 2007 and the condensed consolidated statement of cash flows for the six months ended March 31, 2007 are presented as previously restated. For additional information on the restatement and the impact of the restatement on the condensed consolidated financial data, see Note 14, Quarterly Financial Data (unaudited), of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 as well as Note 17, Restatement of Quarterly Financial Data, of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
     Generally, implementation services for the Company’s software products are not deemed essential to the functionality of the software products, and therefore services revenue is recognized separately from license revenue. When the Company determines that services are essential to the functionality of software in an arrangement, the license and services revenue from the arrangement would be recognized pursuant to SOP 81-1, Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts. In such cases, the Company is required to make reasonably dependable estimates relative to the extent of progress toward completion by comparing the total hours incurred to the estimated total hours for the arrangement and, accordingly, would apply the percentage-of-completion method. If the Company were unable to make reasonably dependable estimates of progress towards completion, then it would use the completed-contract method, under which revenue is recognized only upon completion of the services. If total cost estimates exceed the anticipated revenue, then the estimated loss on the arrangement is recorded at the inception of the arrangement or at the time the loss becomes apparent.
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
     Services. Implementation services include the installation of the Company’s software, identification and sourcing of legacy data, configuration of rules necessary to generate marketing campaigns and other general services for the software. A range of training services, including classroom, onsite, and web-based education and training are also provided. Generally these services are priced on a time-and-materials basis and recognized as revenue when the services are performed; however, in certain circumstances these services may be priced on a fixed-fee basis and recognized as revenue under the proportional performance method. In cases where VSOE of fair value does not exist for the undelivered elements in an arrangement, services revenue is deferred and recognized over the period of performance of the final undelivered element. The Company also defers the direct and incremental costs of providing the services and amortizes those costs over the period that revenue is recognized.
     In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred, the Company classifies reimbursements received for out-of-pocket expenses incurred as services revenue and classifies the related costs as cost of revenue. The amounts of reimbursable expenses included within revenue and cost of revenue were $339 and $485 for the three months ended March 31, 2008 and 2007, respectively, and $657 and $780 for the six months ended March 31, 2008 and 2007, respectively.
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
     The Company considers all highly liquid investments with maturities of between 91 and 365 days as of the balance sheet date to be short-term investments. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s investments were classified as available-for-sale and were carried at fair market value at March 31, 2008 and September 30, 2007. Unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss).
     Short-term investments, all with contractual maturities within one year, were as follows:

	Amortized	Unrealized	Fair Market
	Cost	Gain (Loss)	Value
At March 31, 2008:
Commercial paper	$6,255	$—	$6,255
Corporate debentures and other securities	865	1	866

Total short-term investments	$7,120	$1	$7,121

At September 30, 2007:
Commercial paper	$11,505	$—	$11,505
Corporate debentures and other securities	8,109	—	8,109

Total short-term investments	$19,614	$—	$19,614

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
     The following table presents the calculation of comprehensive income (loss):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
		(As Restated)		(As Restated)
Net income (loss)	$(277)	$1,063	$(701)	$883
Other comprehensive income, net of tax effects:
Change in unrealized losses on short-term investments	(1)	—	—	—
Foreign currency translation adjustments	165	1	228	17

Other comprehensive income	164	1	228	17

Comprehensive income (loss)	$(113)	$1,064	$(473)	$900

5. Net Income (Loss) Per Common Share
     The Company calculates net income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Weighted-average shares of common stock outstanding consist of the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share gives effect to all dilutive securities, including stock options and restricted stock units using the treasury stock method. For the three and six months ended March 31, 2008 and 2007, the Company had only one class of security, common stock, outstanding.

     The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
		(As Restated)		(As Restated)
Net income (loss)	(277)	$1,063	$(701)	$883
Weighted-average shares of common stock outstanding	20,399,000	19,809,000	20,265,000	19,724,000
Dilutive effect of common stock equivalents	—	829,000	—	897,000
Weighted-average shares used in computing diluted net income (loss) per common share	20,399,000	20,638,000	20,265,000	20,621,000
Basic net income (loss) per common share	(0.01)	$0.05	0.03	$0.04
Diluted net income (loss) per common share	(0.01)	$0.05	0.03	$0.04
     Weighted-average common stock equivalents of 3,427,000 and 1,137,000 were excluded from the calculation of diluted net income (loss) per common share for the three months ended March 31, 2008 and 2007, respectively, as their inclusion would be anti-dilutive. Weighted-average common stock equivalents of 3,499,000 and 935,000 were excluded from the calculation of diluted net income (loss) per common share for the six months ended March 31, 2008 and 2007, respectively, as their inclusion would be anti-dilutive.
6. Acquisitions
     For additional information on the acquisitions described below, see Unica’s 2007 Annual Report on Form 10-K, Note 3, “Acquisitions.”
MarketingCentral, L.L.C.
     On July 12, 2007, the Company acquired by merger MarketingCentral L.L.C. (MarketingCentral), a software company located in Atlanta, Georgia. The purchase price was $12,919, which consisted of cash consideration of $12,500 and assumed liabilities and transaction-related costs of $419. This acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, Business Combinations. The results of operations of the Company include the results of MarketingCentral beginning on the date of the acquisition. The purchase price allocation is preliminary and is expected to be finalized before the end of fiscal 2008.
Sane Solutions, LLC
     On March 22, 2006, the Company acquired Sane Solutions, L.L.C. (Sane), a privately-held provider of web analytics software for internet marketing, located in North Kingstown, Rhode Island. The purchase price was $28,818, which consisted of cash consideration of $21,774, assumed liabilities and transaction-related costs of $5,240, and 151,984 shares of common stock valued at $1,804 for accounting purposes or $11.87 per share. This acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141. The results of Sane have been included in the Company’s financial statements from the date of acquisition.
MarketSoft Software Corporation
     On December 20, 2005, the Company acquired certain assets and assumed certain liabilities of MarketSoft Software Corporation (MarketSoft), a software company formerly located in Lexington, Massachusetts. The purchase price was $7,875, which consisted of cash consideration of $7,258 and assumed liabilities and transaction-related costs of $617. This acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141. The results of operations of the Company include the results of MarketSoft, beginning on the date of the acquisition.
Acquisition-Related Restructuring Costs
     In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded restructuring liabilities as part of the purchase price for Sane and MarketSoft in the amount of $196 and $60, respectively. The acquisition-related restructuring liabilities included severance, relocation and related legal charges. The acquisition-related restructuring accrual was $20 at March 31, 2008 and September 30, 2007 and is expected to be paid during the remainder of fiscal 2008.
Pro Forma Results (Unaudited)
     The unaudited pro forma combined condensed results of operations of Unica and MarketingCentral for the three and six months ended March 31, 2007 presented below give effect to the acquisition of MarketingCentral as if the acquisition had occurred as of the beginning of the period presented. MarketingCentral’s fiscal year end prior to the acquisition was December 31. The unaudited pro forma combined results of operations are not necessarily indicative of future results or the results that would have actually occurred had the acquisitions been consummated as of the beginning of the period presented.

	Three Months Ended	Six Months Ended
	March 31, 2007	March 31, 2007
Pro forma revenue	$26,741	$51,069
Pro forma net income	811	480
Pro forma net loss per common share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02
     The above unaudited pro forma results include net amortization of acquired intangible assets from the MarketingCentral acquisition in the amount of $72,000 and $143,000 for the three and six months ended March 31, 2007, respectively. In addition, the unaudited pro forma results have been adjusted to reduce interest income earned by the Company on the cash paid for the acquisition. The Company estimated this interest income adjustment using an interest rate of 2.5%.
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

	Range of	Gross
	Useful Lives	Carrying	Accumulated	Net Book
	In Years	Value	Amortization	Value
As of March 31, 2008:
Developed technology	1-8	$6,699	$(3,289)	$3,410
Customer contracts and related relationships	3-14	7,556	(3,853)	3,703
License agreement	14	1,360	(113)	1,247
Tradename	1	44	(32)	12

Total intangible assets		$15,659	$(7,287)	$8,372

As of September 30, 2007:
Developed technology	1-8	$6,699	$(2,645)	$4,054
Customer contracts and related relationships	3-14	7,556	(3,067)	4,489
License agreement	14	1,360	(31)	1,329
Tradename	1	44	(10)	34

Total intangible assets		$15,659	$(5,753)	$9,906

     The following table describes changes to goodwill during the six months ended March 31, 2008:

Balance at September 30, 2007	$26,160
Foreign currency translation	288
Other adjustments	(51)

Balance at March 31, 2008	$26,397

The Company recorded amortization expense for acquired intangible assets of $727 and $1,453 for the three and six months ended March 31, 2008, respectively, and $668 and $1,338 for the three and six months ended March 31, 2007, respectively. Amortization of developed technology in an amount of $333 and $666 was included as a component of cost of license revenue in the consolidated statements of operations for the three and six months ended March 31, 2008, respectively, and $275 and $552 for the three and six months ended March 31, 2007, respectively.
     Intangible assets are expected to be amortized as follows:

Year ending September 30, 2008 (remainder)	$1,525
2009	2,330
2010	1,201
2011	692
2012 and thereafter	2,624

Total expected amortization	$8,372

8. Software Development Costs
     The Company evaluates whether to capitalize or expense software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company has defined technological feasibility as the completion of a working model. During the three and six months ended March 31, 2008, $14 of software development costs were capitalized in accordance with SFAS No. 86.
     The Company capitalizes certain costs of software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training cost are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three and six months ended March 31, 2008, $20 of internal-use software costs were capitalized.
9. Accounting for Share-Based Compensation
     On October 1, 2005, the Company adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the Company to recognize expense related to the fair value of share-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore did not restate the Company’s financial results for prior periods. Under this transition method, share-based compensation expense for the three and six months ended March 31, 2008 and 2007 includes compensation expense for all share-based compensation awards granted or modified on or after November 18, 2004 (the filing date for the initial registration statement for the Company’s initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

     Under the provisions of SFAS 123(R), the value of these options will not be recorded in the statement of operations subsequent to the adoption of SFAS 123(R). Instead, the Company will continue to account for these options using Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related Interpretations. The amount of unamortized pro forma deferred compensation at October 1, 2005, related to those minimum value awards was $920.
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
     For options accounted for under SFAS 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used and the resulting estimated fair value for option grants during the applicable period are as follows:

	Three Months Ended March 31,		Six Months ended March 31,
	2008	2007	2008	2007
Dividend yield	—	—	—	—
Volatility	50%	50%	50%	49% to 50%
Risk-free interest rate	2.45%	4.49%	2.45% to 4.16%	4.49% to 4.57%
Weighted-average expected option term (in years)	3.5 to 4.1	4.1	3.5 to 4.1	4.1
Weighted-average fair value per share of options granted	$2.65	$5.06	$2.96	$5.05
Weighted-average fair value per share of restricted stock awards granted	$6.46	$11.48	$7.50	$11.48
     The assumptions used and the resulting estimated fair value for the Company’s employee stock purchase plan during the applicable period are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Dividend yield	—	—	—	—
Volatility	50%	41%	41% to 50%	41%
Risk-free interest rate	2.12%	4.07%	2.12% to 3.49%	4.07%
Weighted-average expected option term (in years)	0.5	0.5	0.5	0.5
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
     The weighted-average exercise price of the options granted under the stock option plans for the three months ended March 31, 2008 and 2007 was $6.46 and $11.40, respectively, and for the six months ended March 31, 2008 and 2007 was $7.12 and $11.40, respectively.
     Restricted stock units generally vest annually and are accounted for under SFAS No. 123(R). The share-based compensation charge per restricted stock unit is equal to the Company’s closing stock price at the grant date and is amortized on a straight-line basis over the vesting period of the restricted stock unit, net of estimated forfeitures.
     The components of share-based compensation expense were as follows:

	Three Months ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Stock options under SFAS 123(R)	544	$543	1,234	$1,073
Stock options under APB 25	15	19	27	45
Restricted stock units	891	619	1,938	1,106
Employee stock purchase plan	62	20	82	36

Total share-based compensation	1,512	$1,201	3,281	$2,260

     Cost of revenue and operating expenses include share-based compensation expense as follows for the three and six months ended March 31, 2008 and 2007.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Cost of license revenue	$11	$—	$23	$—
Cost of maintenance and services revenue	208	109	405	198
Sales and marketing expense	483	379	1,137	654
Research and development expense	343	259	677	467
General and administrative expense	467	454	1,039	941

Total share-based compensation	$1,512	$1,201	$3,281	$2,260

     The Company expects to record the unamortized portion of share-based compensation expense for existing stock options and restricted stock units outstanding at March 31, 2008, over a weighted-average period of 2.34 years, as follows:

Year ending September 30, 2008 (remainder)	$3,158
2009	5,842
2010	4,444
2011	2,343
2012	362

Total unamortized share-based compensation	$16,149

10. Equity Compensation Plans
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
     Officers, employees, directors and consultants of the Company are eligible to be granted stock options and awards under each of these plans. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s stock). The 1993 Plan and 2003 Plan provide that the options shall be exercisable over a period not to exceed ten years. The 2005 Plan provides that the options shall be exercisable over a period not to exceed six years. The Board of Directors is responsible for administration of each of these Plans and determines the term of each option, the option exercise price, the number of shares for which each option is exercisable and the vesting period. Options generally vest under each of these Plans over a period of four to five years.

     The following is a summary of the Company’s stock options outstanding and exercisable as of March 31, 2008 and the stock option activity for all stock option plans during the six months ended March 31, 2008.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(1)
Outstanding at September 30, 2007	2,487,000	$8.48
Granted	415,000	7.12
Exercised	(273,000)	2.21
Forfeited	(89,000)	11.10

Outstanding at March 31, 2008	2,540,000	8.84	5.40 yrs	$2,306

Exercisable at March 31, 2008	1,322,000	7.63	5.43 yrs	$2,165

Options at March 31, 2008 vested and expected to vest	2,265,000	8.64	5.41 yrs	$2,281

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on March 31, 2008, the last trading day of the period, of $6.80 per share and the exercise price of the underlying options. The total intrinsic value of options exercised during the three and six months ended March 31, 2008 was $1,399 and $1,666, respectively.
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
     The following is a summary of the status of the Company’s restricted stock units as of March 31, 2008 and the activity during the six months ended March 31, 2008.

Shares
Nonvested awards at September 30, 2007	1,136,000
Granted	382,000
Vested	(253,000)
Forfeited	(122,000)

Nonvested awards at March 31, 2008	1,143,000

     The Company recorded $891 and $1,938 of share-based compensation expense related to RSUs for the three and six months ended March 31, 2008, respectively. As of March 31, 2008, there was unrecognized compensation cost related to RSUs totaling $10,965, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.43 years.
Employee Stock Purchase Plan
     In March 2005, the Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (ESPP) which is qualified under Section 423 of the Internal Revenue Code. The ESPP is available to all eligible employees, who, through payroll deductions, will be able to individually purchase shares of the Company’s common stock semi-annually at a price equal to 90% of the fair market value on the semi-annual purchase dates. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock for the ESPP. At March 31, 2008, 859,000 shares were reserved for future issuance under the ESPP. The Board of Directors, on January 31, 2008, approved an amendment to the terms listed above. Beginning with the purchase period ending August 14, 2008 the price at which employees will be able to purchase shares will be 85% of the lower of the fair market value of the Company’s common stock on the beginning or end of the purchase period.

11. Accounting for Sabbatical Benefit
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
12. Restructuring Charges
     In the fourth quarter of fiscal 2006, the Company initiated the restructuring of certain of its operations in France to realign its resources in that region. As a result of this initiative, the Company terminated several employees resulting in a restructuring charge for severance and related costs in fiscal 2006 and 2007. The cumulative expense recorded relating to the restructuring in France was $1,210.
     The following is a roll forward of the accrual for the restructuring of certain operations in France:

Restructuring accrual balance at September 30, 2007	$609
Reversal of accrual upon final settlement with employee	(286)
Cash payment	(358)
Foreign currency translation adjustment	35

Restructuring accrual balance at March 31, 2008	$—

13. Commitments, Contingencies and Guarantees
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
14. Income Taxes
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on October 1, 2007. As of the date of adoption, the Company had unrecognized tax benefits of $1,060 and did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. During the three months ended December 31, 2007, the Company reversed $64 of reserves related to the completion of its state income tax audit for fiscal years ended September 30, 2003 and

2004. There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2008.
     Of the $1,060 of unrecognized tax benefits as of October 1, 2007, $690 would impact the effective tax rate if recognized. The Company had approximately $69 of accrued interest and penalties included in its unrecognized tax benefits. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.
     The tax years 2002 through 2007 remain open to examination by various taxing authorities in the jurisdictions in which the Company operates. The Company is currently under audit in the United States by The Internal Revenue Service (IRS) for the fiscal 2005 tax year, with all tax years prior to 2005 closed.
15. Segment Information
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
Geographic Data
     The following table includes revenue from unaffiliated customers by geographic region and is determined based on the locations of customers.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
North America	$19,518	$20,259	$37,451	$39,312
International	11,269	6,038	21,800	$10,783

Total	$30,787	$26,297	$59,251	$50,095

     The following table includes information about the Company’s long-lived assets by geographic region:

	March 31,	September 30,
	2008	2007
North America	$41,261	$42,362
International	4,019	3,788

Total	$45,280	$46,150

16. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB deferred the implementation of SFAS No. 157 for certain non-financial assets and liabilities for fiscal years beginning after November 15, 2008. The Company is analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.
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

     In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The Company has not yet determined the impact, if any, of SFAS 141R on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS NO. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The Company has not yet determined the impact, if any, of SFAS No. 160 on its consolidated financial statements.
17. Restatement of Quarterly Financial Data
     On December 20, 2007, the Company and the Audit Committee of the Board of Directors of the Company concluded that prior quarter restatement of its previously issued unaudited condensed consolidated financial data for the three and six months ended March 31, 2007 was necessary. The restatement is set forth in the Company’s 2007 Annual Report on Form 10-K. The errors were primarily the result of errors in recording its state income tax provision, and also errors in recording its state sales tax liabilities and receivables, the timing of recording revenue on certain revenue arrangements, and the timing of recording a purchase accounting entry. In addition, the Company identified errors originating in periods prior to fiscal 2007 which primarily related to errors in recording its state income tax provision and its state sales tax liabilities and receivables as well as errors in the timing of recording revenue on certain revenue arrangements. These prior fiscal period errors individually and in the aggregate were not material to the financial results for previously issued annual financial statements or previously issued interim financial data prior to fiscal 2007.
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

Revenue
     The Company identified several errors related to the timing of recording revenue on certain agreements. The impact of all revenue related adjustments resulted in an increase in previously reported revenue during the quarters ended December 31, 2006 and March 31, 2007 of $109 and $263, respectively. Of the adjustment recorded in the quarter ended December 31, 2006, $7 related to prior periods. The significant corrections included:
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
Other
     The restatement of the Company’s unaudited condensed consolidated financial data for the quarters ended December 31, 2006 and March 31, 2007 also include corrections for other identified errors. Such adjustments primarily relate to (i) fixed assets eligible for capitalization that were initially expensed; (ii) amortization and depreciation for certain fixed assets; (iii) an increase in pension liability related to a foreign subsidiary and (iv) corrections to certain accrual accounts. The net impact of restating all other operating expense related adjustments was a decrease in reported operating expenses of approximately $122 during the three months ended December 31, 2006, of which $7 related to prior years, and an increase in previously reported operating expenses during the three months ended March 31, 2007 of approximately $16.
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

     The following tables set forth the effects of correcting the errors described above for the quarter ended March 31, 2007.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended March 31, 2007			Six Months Ended March 31, 2007
	As reported	Adjustments	As Restated	As reported	Adjustments	As Restated
Revenue:
License	$10,014	36	$10,050	$19,195	(114)	$19,081
Maintenance and services	13,821	235	14,056	26,120	401	26,521
Subscription	2,199	(8)	2,191	4,408	85	4,493

Total revenue	26,034	263	26,297	49,723	372	50,095

Costs of revenue:
License	715	—	715	1,282	—	1,282
Maintenance and services	5,014	—	5,014	8,907	(10)	8,897
Subscription	168	—	168	317	—	317

Total cost of revenue	5,897	—	5,897	10,506	(10)	10,496

Gross profit	20,137	263	20,400	39,217	382	39,599

Operating expenses:
Sales and marketing	9,940	—	9,940	19,185	(32)	19,153
Research and development	5,345	50	5,395	10,421	(30)	10,391
General and administrative	3,990	2	3,992	7,877	54	7,931
Restructuring charges	—	—	—	1,244	—	1,244
Amortization of acquired intangible assets	393	—	393	786	—	786

Total operating expenses	19,668	52	19,720	39,513	(8)	39,505

Income (loss) from operations	469	211	680	(296)	390	94
Other income, net	529	—	529	1,067	—	1,067

Income before income taxes	998	211	1,209	771	390	1,161

Provision for (benefit from) income taxes	85	61	146	(2)	280	278

Net income	$913	$150	$1,063	$773	$110	$883

Net income per common share:
Basic	$0.05		$0.05	$0.04		$0.04

Diluted	$0.04		$0.05	$0.04		$0.04

Shares used in computing net income per common share:
Basic	19,809,000		19,809,000	19,724,000		19,724,000

Diluted	20,638,000		20,638,000	20,621,000		20,621,000

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share data)

	March 31, 2007
	As Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$17,405	$—	$17,405
Short-term investments	27,200	—	27,200
Accounts receivable, net of allowance for doubtful accounts of $181	26,227	—	26,227
Purchased customer receivables	1,030	—	1,030
Deferred tax assets, net of valuation allowance	656	—	656
Prepaid expenses and other current assets	3,454	2,907	6,361

Total current assets	75,972	2,907	78,879
Property and equipment, net	2,853	59	2,912
Purchased customer receivables, long-term	1,227	—	1,227
Acquired intangible assets, net	5,944	—	5,944
Goodwill	20,214	115	20,329
Deferred tax assets, long-term, net of valuation allowance	3,170	—	3,170
Other assets	637	—	637

Total assets	$110,017	$3,081	$113,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,939	—	$1,939
Accrued expenses	12,484	3,343	15,827
Short-term deferred revenue	33,564	(372)	33,192

Total current liabilities	47,987	2,971	50,958
Long-term deferred revenue	3,648	—	3,648

Total liabilities	51,635	2,971	54,606
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value:
Authorized — 10,000,000 shares; no shares issued or outstanding at December 31, 2007 and September 30, 2006	—	—	—
Common stock, $0.01 par value:
Authorized — 90,000,000 shares; issued and outstanding — 19,875,000 shares at March 31, 2007 and September 30, 2006, respectively	199		199
Additional paid-in capital	55,076		55,076
Retained earnings	2,854	110	2,964
Accumulated other comprehensive income	253		253

Total stockholders’ equity	58,382	110	58,492

Total liabilities and stockholders’ equity	$110,017	$3,081	$113,098

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended March 31, 2007
	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$773	$110	$883
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	679	(59)	620
Amortization of acquired intangible assets	1,338	—	1,338
Share-based compensation	2,260	—	2,260
Excess tax benefits from share-based compensation	(549)	—	(549)
Deferred tax benefits	(172)	—	(172)
Changes in operating assets and liabilities:
Accounts receivable	90	—	90
Prepaid expenses and other current assets	(1,550)	(2,907)	(4,457)
Other assets	537	—	537
Accounts payable	(695)	—	(695)
Accrued expenses	(966)	3,228	2,262
Deferred revenue	3,160	(372)	2,788

Net cash provided by operating activities	4,905	—	4,905

Cash flows from investing activities:
Purchases of property and equipment	(1,276)	—	(1,276)
Sales and maturities of short-term investments	13,404	—	13,404
Purchases of short-term investments	(31,069)	—	(31,069)

Net cash used in investing activities	(18,941)	—	(18,941)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	767	—	767
Excess tax benefits from share-based compensation	549	—	549
Common stock repurchased under employee stock plans	(465)	—	(465)

Net cash provided by financing activities	851	—	851

Effect of exchange rate changes on cash and cash equivalents	89	—	89

Net decrease in cash and cash equivalents	(13,096)	—	(13,096)
Cash and cash equivalents at beginning of period	30,501	—	30,501

Cash and cash equivalents at end of period	$17,405	$—	$17,405

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
Restatement of Quarterly Financial Data
     The condensed consolidated statements of operations and cash flows for the three and six months ended March 31, 2007 are presented as restated in this Quarterly Report on Form 10-Q. For additional information on the restatement and the impact of the restatement on the condensed consolidated financial data, we refer you to Note 14, Quarterly Financial Data (unaudited), of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2007 as well as Note 17, Restatement of Quarterly Financial Data, of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
     We sell and market our software primarily through our direct sales force as well as through alliances with marketing service providers (MSPs), resellers, distributors and systems integrators. In addition to reselling and deploying our products, MSPs offer a range of marketing program design, database development support, and execution services on an on-demand or outsourced basis. We also provide a full range of services to our customers, including implementation, training, consulting, maintenance and technical support, and customer success programs. We have sales offices across the United States, including at our headquarters in Waltham, Massachusetts, as well as in the United Kingdom, France, Singapore, Belgium, Germany, Spain, Australia, the Netherlands and Korea, and also have sales personnel located in Canada and Thailand. In addition, we have a research and development office in India. More than 600 companies depend on Unica for their enterprise marketing management solution. Our current customers operate principally in the financial services, retail, telecommunications, and travel and hospitality industries.
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
     Subscription Revenue
     We also market our software under subscription arrangements, typically when our software is hosted either by us, with respect to our Affinium NetInsight and MarketingCentral products, or an MSP with respect to our other products. We have also licensed our Affinium NetInsight product under a subscription arrangement in a non-hosted environment. Subscription revenue includes, for a bundled fee, (a) the right to use our software for a specified period of time, typically one year, (b) updates and upgrades to our software, and (c) technical support. Under a subscription agreement, we typically invoice the customer in annual or quarterly installments in advance. Revenue is recognized ratably over the contractual term of the arrangement commencing on the date at which all services under related work orders are completed.
     Cost of Revenue
     Cost of license revenue for perpetual license agreements consists primarily of (a) salaries, other labor related costs and share-based compensation related to documentation personnel, (b) facilities and other related overhead, (c) third-party royalties for licensed technology incorporated into our current product offerings, (d) amortization of acquired developed technology and (e) amortization of capitalized software development costs under Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.
     Cost of maintenance and services revenue consists primarily of (a) salaries, other labor-related costs, share-based compensation, facilities and other overhead related to professional services and technical support personnel and (b) cost of services provided by subcontractors for professional services, travel, lodging and other out-of-pocket expenses.
     Cost of subscription revenue includes the allocation of specific costs including labor-related and overhead costs associated with technical support and documentation personnel, labor-related and overhead costs associated with maintenance of the software acquired from Marketing Central and other hosting-related activities.

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
     Research and Development. Research and development expense consists primarily of (a) salaries, other labor related costs and share-based compensation related to employees working on the development of new products, enhancement of existing products, quality assurance and testing and (b) facilities and other related overhead. Prior to fiscal 2007, all of our research and development costs have been expensed as incurred as all costs potentially capitalizable were insignificant to the consolidated financial statements. During the three and six months ended March 31, 2008, $34,000 of software development costs were capitalized. During the three and six months ended March 31, 2007, software development costs eligible for capitalization were immaterial.
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
     Share-Based Compensation. Cost of revenue and operating expenses have historically included share-based compensation expense to the extent the fair value of our common stock exceeds the exercise price of stock options granted to employees on the date of grant (intrinsic value method) under Accounting Principles Board (APB) 25. On October 1, 2005, we adopted SFAS No. 123(R), Share-Based Payment, which requires measurement of all employee share-based compensation awards using a fair-value method and the recording of the related expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, and in December 2007 SAB No. 110, which provide supplemental implementation guidance for SFAS No. 123(R). We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and recognize compensation cost, net of estimated forfeitures, on a straight-line basis over the requisite service periods of the awards.
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
          Generally, implementation services for our software products are not deemed essential to the functionality of the software products, and therefore services revenue is recognized separately from license revenue. If we were to determine that services are essential to the functionality of software in an arrangement, the license and services revenue from the arrangement would be recognized pursuant to SOP 81-1, Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts. In such cases, we expect that we would be able to make reasonably dependable estimates relative to the extent of progress toward completion by comparing the total hours incurred to the estimated total hours for the arrangement and, accordingly, we would apply the percentage-of-completion method. If we were unable to make reasonably dependable estimates of progress towards completion, then we would use the completed-contract method, under which revenue is recognized only upon completion of the services. If total cost estimates exceed the anticipated revenue, then the estimated loss on the arrangement is recorded at the inception of the arrangement or at the time the loss becomes apparent.
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
          For all of our software arrangements, we do not recognize revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and we deem collection to be probable. In making these judgments, we evaluate these criteria as follows:
•	Evidence of an arrangement. For the majority of our arrangements, we consider a non-cancelable agreement signed by us and the customer to be persuasive evidence of an arrangement. In transactions below a certain dollar threshold, we consider a purchase order signed by the customer to be persuasive evidence of an arrangement.

•	Delivery. We consider delivery to have occurred when a CD or other medium containing the licensed software is provided to a common carrier or, in the case of electronic delivery, the customer is given electronic access to the licensed software. Our typical end-user license agreement does not include customer acceptance provisions.

•	Fixed or determinable fee. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our normal payment terms. If the fee is subject to refund or adjustment, we recognize the revenue when the refund or adjustment right lapses. If the payments are due beyond our normal terms, we recognize the revenue as amounts become due and payable or as cash is collected.

•	Collection is deemed probable. Customers are evaluated for creditworthiness through our credit review process at the inception of the arrangement. Collection is deemed probable if, based upon our evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we cannot conclude that collection is probable, we defer the revenue and recognize the revenue upon cash collection.
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
          On October 1, 2005, we adopted the provisions of SFAS No. 123(R), which requires us to recognize expense related to the fair value of share-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, share-based compensation expense includes compensation expense for all share-based compensation awards granted on or after November 18, 2004 (the filing date for the initial registration statement for our initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Pursuant to SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, which requires us to make assumptions as to volatility, risk-free interest rate, expected term of the awards, and expected forfeiture rate. The computation of expected volatility is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The estimated risk-free interest rate is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The computation of expected option term is based on an average of the vesting term and the maximum contractual life of the Company’s stock options, as described in SAB No. 107 and SAB No. 110. Computation of expected forfeitures is based on historical forfeiture rates of the Company’s stock options.
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
     As of March 31, 2008, we had outstanding stock options of 2,540,000 and non-vested restricted stock awards of 1,143,000. On October 1, 2007, an additional 1,004,000 shares were reserved under the 2005 Stock Incentive Plan (the 2005 Plan), in accordance with the provisions of the 2005 Plan, which requires an annual increase of the shares reserved for issuance under the 2005 Plan equal to the lesser of (a) 5,000,000 shares of common stock, (b) 5% of the outstanding shares of common stock as of the opening of business on such date or (c) an amount determined by the Board.
Goodwill, Other Intangible Assets and Long-Lived Assets
          Goodwill represents the excess of the purchase price over the fair value of net assets associated with various acquisitions from fiscal 2003 through fiscal 2007. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. We allocated a portion of each purchase price to intangible assets, including customer contracts and related customer relationships, developed technology, tradenames and acquired licenses that are being amortized over their estimated useful lives of one to fourteen years. We also allocated a portion of each purchase price to tangible assets and assessed the liabilities to be recorded as part of the purchase price. The estimates we made in allocating each purchase price to tangible and intangible assets, and in assessing liabilities recorded as part of the purchase, involved the application of judgment and the use of estimates, which could significantly affect our operating results and financial position.
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
          In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write-downs are treated as permanent reductions in the carrying amount of the assets. We must use judgment in evaluating whether events or circumstances indicate that useful lives should change or that the carrying value of assets has been impaired. Any resulting revision in the useful life or the amount of an impairment also requires judgment. Any of these judgments could affect the timing or size of any future impairment charges. Revision of useful lives or impairment charges could significantly affect our operating results and financial position.
Software Development Costs
     We evaluate whether to capitalize or expense software development costs in accordance with SFAS No. 86. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. During the three and six months ended March 31, 2008 and 2007 $14,000 and $0, respectively, of software development costs were capitalized in accordance with SFAS No. 86.
     We capitalize certain costs of software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. During the three and six months ended March 31, 2008, $20,000 of internal use software development costs were capitalized.
Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At March 31, 2008, our deferred tax assets consisted primarily of state research and development tax credit carryforwards, foreign tax credit carryforwards and temporary differences relating primarily to share-based compensation expense and acquired intangible assets. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.
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

Results of Operations
     Comparison of Three Months Ended March 31, 2008 and 2007
Revenue

	Three Months Ended March 31,
	2008		2007
			(As Restated)
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$11,635	38%	$10,050	38%	$1,585	16%
Maintenance and services:
Maintenance fees	10,741	35	10,025	38	716	7
Services	5,351	17	4,031	15	1,320	33

Total maintenance and services	16,092	52	14,056	53	2,036	14
Subscription revenue	3,060	10	2,191	9	869	40

Total	$30,787	100%	$26,297	100%	$4,490	17%

     Total revenue for the three months ended March 31, 2008 was $30.8 million, an increase of 17%, or $4.5 million from the three months ended March 31, 2007. Total revenue increased as a result of higher international sales of our Affinium product suite, an increase in professional services revenue, and higher subscription revenue primarily related to the Marketing Central acquisition.
     Total license revenue for the three months ended March 31, 2008 was $11.6 million, an increase of 16%, or $1.6 million from the three months ended March 31, 2007. This increase in license revenue was primarily attributable to higher sales of our Affinium products in international markets, primarily Europe and Asia.
     Maintenance fees revenue is associated with maintenance agreements in connection with perpetual license agreements from our existing installed customer base and the sale of new perpetual licenses. Maintenance fees revenue for the three months ended March 31, 2008 was $10.7 million, an increase of 7%, or $716,000 from the three months ended March 31, 2007. The increase primarily reflects maintenance fees from the sale of new licenses in fiscal 2007. Maintenance revenue is expected to increase at a lower rate in fiscal 2008 given the lower growth rate in license revenue in fiscal 2007 (11% in fiscal 2007 versus 34% in fiscal 2006).
     Services revenue for the three months ended March 31, 2008 was $5.4 million, an increase of 33%, or $1.3 million from the three months ended March 31, 2007. The increase in services revenue was primarily the result of growth in the number of implementation services performed in Europe and Asia related to new license agreements.
      Total subscription revenue for the three months ended March 31, 2008 was $3.1 million, an increase of 40%, or $869,000 from the three months ended March 31, 2007. This increase in subscription revenue was primarily attributable to the impact of the MarketingCentral acquisition and to a lesser extent sales of Affinium NetInsight products. We anticipate that subscription revenue will continue to increase in future years as we enter into additional subscription agreements and expand our on-demand product offerings.
Recurring Revenue

	Three Months Ended March 31,
	2008		2007
			(As Restated)
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Maintenance fees	$10,741	35%	$10,025	38%	716	7%
Subscription revenue	3,060	10	2,191	9	869	40

Total recurring revenue	13,801	45	12,216	47	1,585	13
License revenue	11,635	38	10,050	38	1,585	16
Services	5,351	17	4,031	15	1,320	33

Total	$30,787	100%	$26,297	100%	$4,490	17%

     We generate recurring revenue from both maintenance and subscription arrangements, which is recognized ratably over the contractual term of the arrangement or agreement.
     Recurring revenue for the three months ended March 31, 2008 was $13.8 million, an increase of 13%, or $1.6 million from the three months ended March 31, 2007. The increase in recurring revenue resulted from (a) an increase in subscription installed customer base primarily attributable to the impact of the MarketingCentral acquisition (b) maintenance fees on sales of new licenses and (c) additional subscription revenue related to sales of Affinium NetInsight products. Recurring revenues as a percentage of total revenue was 45% for the three months ended March 31, 2008 as compared to 47% for the three months ended March 31, 2007.

Revenue by Geography

	Three Months Ended March 31,
	2008		2007
				(As Restated)
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
North America	$19,518	63%	$20,259	77%	$(741)	(4)%
International	11,269	37	6,038	23	5,231	87%

Total revenue	$30,787	100%	$26,297	100%	$4,490	17%

     For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.
     Total revenue for North America for the three months ended March 31, 2008 was $19.5 million, a decrease of 4%, or $741,000 from the three months ended March 31, 2007. The decrease was primarily due to decreased license revenue, which was partially offset by increased subscription and professional services revenue. The increase in international revenue was primarily due to increased license sales in both Europe and Asia, which is reflective of our increased market presence in these regions.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2008		2007
				(As Restated)
	(Dollars in thousands)
		Gross Margin on		Gross Margin on	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$828	93%	$715	93%	$113	16%
Maintenance and services	6,637	59	5,014	64	1,623	32
Subscription	652	79	168	92	484	288

Total cost of revenue	$8,117	74%	$5,897	78%	$2,220	38%

     Cost of license revenue for the three months ended March 31, 2008 was $828,000, an increase of 16% or $113,000 from the three months ended March 31, 2007. The increase in cost of license revenue was primarily due to an increase in labor related costs. Royalties paid for third-party licensed technology represented 2% of total license revenue for the three months ended March 31, 2008. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to remain between 1% and 2% of total license revenue. Gross margin on license revenue was 93% in the three months ended March 31, 2008, which is in line with that in the three months ended March 31, 2007. We expect gross margin on license revenue for the remainder of fiscal 2008 to remain relatively unchanged.
     Cost of maintenance and services for the three months ended March 31, 2008 was $6.6 million, an increase of 32%, or $1.6 million from the three months ended March 31, 2007. The increase in cost of maintenance and services revenue was primarily due to (a) a $864,000 increase in labor related costs to support increased customer implementations and a growing installed customer base (b) a $313,000 increase in subcontractor costs also related to increased customer implementations and (c) a $110,000 increase in share-based compensation. Gross margin on maintenance and services revenue was 59% for the three months ended March 31, 2008, down from 64% for the three months ended March 31, 2007. The reduction in gross margin primarily related to the increase in professional service related costs. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we use subcontractor services. Gross margin on maintenance and service revenue is expected to increase slightly for the remainder of fiscal 2008.

     Cost of subscription revenue for the three months ended March 31, 2008 was $652,000, an increase of 288%, or $484,000, from the three months ended March 31, 2007. The increase in cost of subscription revenue was due to an increase in labor-related expenses, primarily related to the impact of the MarketingCentral acquisition and the increase cost in hosting-related activities.
Operating Expenses

	Three Months Ended March 31,
	2008		2007
			(As Restated)
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$12,626	41%	$9,940	38%	$2,686	27%
Research and development	5,864	19	5,395	21	469	9
General and administrative	4,583	15	3,992	15	591	15
Restructuring charges (credits)	(20)	—	—	—	(20)	n/m
Amortization of acquired intangible assets	394	1	393	1	1	—

Total operating expenses	$23,447	76%	$19,720	75%	$3,727	19%

     Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2008 was $12.6 million, an increase of 27%, or $2.7 million from the three months ended March 31, 2007. The increase was primarily the result of (a) a $2.3 million increase in labor-related expenses including commissions due to increased headcount and higher revenues (b) a $162,000 increase in marketing programs resulting from increased promotional activity and (c) a $104,000 increase in share-based compensation expense. We expect sales and marketing expense to continue to increase in absolute dollars and to remain relatively unchanged as a percentage of total revenue over the remaining quarters of fiscal 2008.
     Research and Development. Research and development expense for the three months ended March 31, 2008 was $5.9 million, an increase of 9%, or $469,000, from the three months ended March 31, 2007. The increase in research and development expense was primarily the result of (a) a $220,000 increase in labor-related expenses, principally due to an increase in personnel as we continue our investment and development of our Affinium product suite and (b) a $84,000 increase in share-based compensation expense. We expect research and development expense to continue to increase slightly in absolute dollars, but decrease slightly as a percentage of total revenue over the remaining quarters of fiscal 2008.
     General and Administrative. General and administrative expense for the three months ended March 31, 2008 was $4.6 million, an increase of 15%, or $591,000, from the three months ended March 31, 2007. The increase in general and administrative expense was primarily the result of (a) a $ 478,000 increase in labor-related expenses in order to support the overall growth of the Company and (b) a $94,000 increase in professional services fees primarily related to legal fees and tax related services. We expect general and administrative expense to continue to increase slightly in absolute dollars, but decrease slightly as a percentage of total revenue over the remaining quarters of fiscal 2008.
     Restructuring charges. In the fourth quarter of fiscal 2006, we initiated the restructuring of certain of our operations in France to realign our resources in that region. As a result of this initiative, we terminated several employees resulting in a restructuring charge and accrual of $1.2 million for severance and related costs in the first quarter of fiscal 2007. During the three months ended March 31, 2008, we reversed a portion of the restructuring accrual and recorded a benefit of $20,000 to the statement of operations.
     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $394,000 and $393,000 for the three months ended March 31, 2008 and 2007 respectively.

Other Income

	Three Months Ended March 31,
	2008		2007
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Interest income, net	$390	1%	$524	2%	$(134)	(26)%
Other income, net	(208)	(1)%	5	—	(213)	(4260%)

Other Income	$182	—	$529	2%	$(347)	(66)%

     Interest income, net was $390,000 for the three months ended March 31, 2008, a $134,000 decrease from the three months ended March 31, 2007. Interest income is generated from the investment of our cash balances, less related bank fees. The decrease in interest income, net principally reflected lower interest rates in invested cash balances.
     Other income, net consisted primarily of foreign currency translation and transaction gains and losses. The change in other income, net was primarily driven by unfavorable foreign currency exchange rates.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2008		2007
			(As Restated)
	(Dollars in thousands)
		Percentage of		Percentage of
		Income Before		Income Before	Period-to-Period Change
		Provision for		Provision for		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(318)	53%	$146	12%	$(464)	*n/m

*	Not meaningful.
     Benefit from income taxes was $318,000, or an effective tax rate of 53%, for the three months ended March 31, 2008, a $464,000 change from the three months ended March 31, 2007. The change in the provision for (benefit from) income taxes principally reflects the $1.8 million increase in our loss before income taxes. During the three months ended March 31, 2008 and 2007, our effective tax rate is different from the statutory tax rate due to the tax impact of accounting for share-based compensation pursuant to the provisions of SFAS 123(R) and changes in the mix of jurisdictional earnings.
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

Comparison of Six Months Ended March 31, 2008 and 2007
Revenue

	Six Months Ended March 31,
	2008		2007
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$22,780	38%	$19,081	38%	$3,699	19%
Maintenance and services:
Maintenance fees	21,370	36	19,485	39	1,885	10
Services	9,311	16	7,036	14	2,275	32

Total maintenance and services	30,681	52	26,521	53	4,160	16
Subscription revenue	5,790	10	4,493	9	1,297	29

Total revenue	$59,251	100%	$50,095	100%	$9,156	18%

     Total revenue for the six months ended March 31, 2008 was $59.3 million, an increase of 18% or $9.2 million from the six months ended March 31, 2007. Total revenue increased as a result of higher international sales of our Affinium product suite, an increase in professional services revenue and higher subscription revenue primarily related to the Marketing Central acquisition.
     Total license revenue for the six months ended March 31, 2008 was $22.8 million, an increase of 19% or $3.7 million from the six months ended March 31, 2007. This increase in license revenue was primarily attributable to higher sales of our Affinium products in international markets, primarily Europe and Asia.
     Maintenance fees revenue for the six months ended March 31, 2008 was $21.4 million, an increase of 10%, or $1.9 million from the six months ended March 31, 2007. The increase primarily reflects additional maintenance fees on the sale of new licenses in fiscal 2007. Maintenance revenue is expected to increase at a lower rate in fiscal 2008 given the lower growth rate in license revenue in fiscal 2007 (11% in fiscal 2007 versus 34% in fiscal 2006).
     Services revenue for the six months ended March 31, 2008 was $9.3 million, an increase of 32%, or $2.3 million from the six months ended March 31, 2007. This increase in services revenue was primarily the result of growth in the number of implementation services performed in Europe and Asia related to new license agreements.
     Total subscription revenue for the six months ended March 31, 2008 was $5.8 million, an increase of 29%, or $1.3 million from the six months ended March 31, 2007. This increase in subscription revenue was primarily attributable to the impact of the MarketingCentral acquisition and to a lesser extent sales of Affinium NetInsight products. We anticipate that subscription revenue will continue to increase in future years as we enter into additional subscription agreements and expand our on-demand product offerings.

Recurring Revenue

	Six Months Ended March 31,
	2008		2007
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Maintenance fees	$21,370	36%	$19,485	39%	1,885	10%
Subscription revenue	5,790	10	4,493	9	1,297	29

Total recurring revenue	27,160	46	23,978	48	3,182	13

License	22,780	38	19,081	38	3,699	19
Services	9,311	16	7,036	14	2,275	32

Total revenue	$59,251	100%	$50,095	100%	$9,156	18%

     We generate recurring revenue from both maintenance and subscription arrangements, which are recognized ratably over the contractual term of the arrangement or agreement.
     Recurring revenue for the six months ended March 31, 2008 was $27.2 million, an increase of 13%, or $3.2 million from the six months ended March 31, 2007. The increase in recurring revenue resulted from (a) an increase in subscription installed customer base primarily attributable to the impact of the MarketingCentral acquisition (b) additional maintenance fees on sales of new licenses and (c) additional subscription revenue related to sales of Affinium NetInsight products. Recurring revenues as a percentage of total revenue was 46% for the six months ended March 31, 2008 as compared to 48% for the six months ended March 31, 2007.
Revenue by Geography

	Six Months Ended March 31,
	2008		2007
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
North America	$37,451	63%	$39,312	78%	$(1,861)	(5)%
International	21,800	37	10,783	22	11,017	102

Total revenue	$59,251	100%	$50,095	100%	$9,156	18%

For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.
Total revenue for North America for the six months ended March 31, 2008 was $37.5 million, a decrease of 5%, or $1.9 million from the three months ended March 31, 2007. The decrease was primarily due to decreased license revenue which was partially offset by increased subscription and professional services revenue. The increase in international revenue was primarily due to increased license sales in both Europe and Asia which is reflective of our increased market presence in these regions.

Cost of Revenue

	Six Months Ended March 31,
	2008		2007
	(Dollars in thousands)
		Gross		Gross
		Margin on		Margin on	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$1,587	93%	$1,282	93%	$305	24%
Maintenance and services	12,430	59	8,897	66	3,533	40
Subscription	1,305	77	317	93	988	312

Total cost of revenue	$15,322	74%	$10,496	79%	$4,826	46%

     Cost of license revenue for the six months ended March 31, 2008 was $1.6 million, an increase of 24% or $305,000, from the six months ended March 31, 2007. The increase in cost of license revenue was primarily due to (a) a $155,000 increase in labor related costs and (b) a $39,000 increase in royalties. Royalties paid for third-party licensed technology represented 2% of total license revenue for the six months ended March 31, 2008. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to remain between 1% and 2% of total license revenue. Gross margin on license revenue was 93% in the six months ended March 31, 2008, which remains the same as compared to the six months ended March 31, 2007. We expect gross margin on license revenue during the remainder of fiscal 2008 to remain relatively unchanged from the current period.
     Cost of maintenance and services for the six months ended March 31, 2008 was $12.4 million, an increase of 40% or $3.5 million from the six months ended March 31, 2007. The increase in cost of maintenance and services revenue was primarily due to (a) a $2.6 million increase in labor related costs to support increased customer implementations and a growing installed customer base (b) a $216,000 increase in subcontractor costs and (c) a $230,000 increase in share-based compensation. Gross margin on maintenance and services revenue was 59% in the six months ended March 31, 2008, down from 66% for the six months ended March 31, 2007. The reduction in gross margin is primarily related to the increase in professional service related costs. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we use subcontractor services. Gross margin on maintenance and service revenue is expected to increase slightly for the remainder of fiscal 2008.
     Cost of subscription revenue for the six months ended March 31, 2008 was $1.3 million, an increase of 312%, or $988,000 from the six months ended March 31, 2007. The increase in cost of subscription revenue was due to an increase in labor-related expenses, primarily related to the impact of the MarketingCentral acquisition and the increase cost in hosting-related activities.

Operating Expenses

	Six Months Ended March 31,
	2008		2007
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$24,387	41%	$19,153	38%	$5,234	27%
Research and development	11,811	20	10,391	21	1,420	14

General and administrative	9,577	16	7,931	16	1,646	21
Restructuring charges	(286)	—	1,244	2	(1,530)	(123)
Amortization of acquired intangible assets	787	1	786	2	1	—

Total operating expenses	$46,276	78%	$39,505	79%	$6,771	17%

     Sales and Marketing. Sales and marketing expense for the six months ended March 31, 2008 was $24.4 million, an increase of 27%, or $5.2 million from the six months ended March 31, 2007. The increase was primarily a result of (a) a $3.9 million increase in labor related expenses including commissions due to increased headcount and higher revenues (b) a $288,000 increase in marketing programs resulting from increased promotional activity and (c) a $482,000 increase in share-based compensation expense. We expect sales and marketing expense to continue to increase in absolute dollars, and to increase slightly as a percentage of total revenue during the remainder of fiscal 2008.
     Research and Development. Research and development expense for the six months ended March 31, 2008 was $11.8 million, an increase of 14%, or $1.4 million from the six months ended March 31, 2007. The increase in research and development was primarily a result of (a) a $915,000 increase in labor related expenses, principally due to increased personnel reflecting an increased investment and development of our Affinium product suite and (b) a $211,000 increase in share-based compensation expense. We expect research and development expense to increase slightly in absolute dollars, but decrease slightly as a percentage of total revenue over the remaining quarters of fiscal 2008.
     General and Administrative. General and administrative expense for the six months ended March 31, 2008 was $9.6 million, an increase of 21%, or $1.6 million from the six months ended March 31, 2007. The increase in general and administrative expense was primarily a result of (a) a $1.1 million increase in labor-related expenses in order to support the overall growth of the Company, (b) a $463,000 increase in professional services fees primarily related to the filing of our fiscal 2007 Annual Report on Form 10-K and increased legal fees and tax related services, and (c) a $99,000 increase in share-based compensation expense. We expect general and administrative expense to continue to increase slightly in absolute dollars, but will decrease slightly as a percentage of total revenue during the remainder of fiscal 2008.
     Restructuring charges. In the fourth quarter of fiscal 2006, we initiated the restructuring of certain of our operations in France to realign our resources in that region. As a result of this initiative, we terminated several employees resulting in a restructuring charge and accrual of $1.2 million for severance and related costs in the first quarter of fiscal 2007. During the six months ended March 31, 2008, we reversed a portion of the restructuring accrual and recorded a benefit of $286,000 to the statement of operations upon final settlement with an employee.
     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $1.5 million and $1.3 million for the six months ended March 31, 2008 and 2007, respectively.

Other Income

	Six Months Ended March 31,
	2008		2007
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Interest income, net	843	1	1,000	2	(157)	(16)
Other expense, net	(80)	—	67	—	(147)	(219)

Income before income taxes	$763	1%	$1,067	2%	$(304)	(28)%

     Interest income, net was $843,000 for the six months ended March 31, 2008, a $157,000 decrease from the six months ended March 31, 2007. Interest income is generated from the investment of our cash balances, less related bank fees. The decrease in interest income, net principally reflected lower interest rates on invested cash balances.
     Other expense, net consisted primarily of foreign currency translation and transaction gains and losses. The change in other expense, net was primarily driven by unfavorable foreign currency exchange rate as compared to the corresponding period in the prior year.
Provision for (benefit from) Income Taxes

	Six Months Ended March 31,
	2008		2007
	(Dollars in thousands)
		Percentage of		Percentage of
		Income Before		Income Before	Period-to-Period Change
		Provision for		Provision for		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
Provision for (benefit from) income taxes	$(883)	56%	$278	24%	$(1,161)	n/m *

*	Not meaningful.
     Benefit from income taxes was $883,000, or an effective tax rate of 56%, for the six months ended March 31, 2008, a $1.2 million change from the six months ended March 31, 2007. The change in the provision for (benefit from) income taxes principally reflects the $2.7 million increase in our loss before income taxes, offset by a discrete item in the amount of $220,000 recorded in the three months ended December 31, 2006. During the six months ended March 31, 2008 and 2007, our effective tax rate is different from the statutory tax rate due to the tax impact of accounting for share-based compensation pursuant to the provisions of SFAS 123(R), changes in the mix of jurisdictional earnings and the discrete items noted below.
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
     During the three months ended December 31, 2006, the “Tax Relief and Health Care Act of 2006” was enacted, thereby extending the research and development tax credit for qualified costs incurred after December 31, 2005. In accordance with this change in tax law, we recorded a tax benefit of $220,000 during the three months ended December 31, 2006 to recognize the benefit from qualified research and development costs incurred from January 1, 2006 through September 30, 2006. This was accounted for as a discrete item during the three months ended December 31, 2006.

     At September 30, 2007, we had available foreign net operating loss carryforwards of $712,000 that do not expire, against which we have a full valuation allowance, and foreign tax credit carryforwards of $163,000 that expire through 2015. We have no U.S. net operating loss carryforwards. The extent to which we can benefit from our deferred tax assets in future years will depend on the amount of taxable income we generate.
Liquidity and Capital Resources
     Historically, we have financed our operations and met our capital requirements primarily through funds generated from operations and sales of our capital stock. As of March 31, 2008, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $33.9 million, and our short-term investments balance of $7.1 million. As of March 31, 2008, we had no outstanding debt.
     Our cash and cash equivalents at March 31, 2008 were held for working capital purposes and were invested primarily in overnight investments, money market funds and commercial paper with maturities of less than ninety days. Our short-term investments at March 31, 2008 consisted primarily of commercial paper and corporate bonds. We do not enter into investments for trading or speculative purposes. Restricted cash of $264,000 at March 31, 2008 was held in a certificate of deposit as collateral for a letter of credit related to the lease agreement for our corporate headquarters in Waltham, Massachusetts, and for our sales office in France. Short-term investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At March 31, 2008, we were in compliance with this internal policy.
     Net cash provided by operating activities was $3.8 million in the six months ended March 31, 2008, compared to net cash provided by operating activities of $4.9 million in the six months ended March 31, 2007. Net income adjusted for non-cash expenses (including depreciation, amortization of intangible assets, share-based compensation and deferred tax benefits) increased to $4.5 million in the six months ended March 31, 2008 from $4.4 million in the six months ended March 31, 2007, an increase of $100,000. Increases in deferred revenue, accounts payable provided additional sources of cash. These increases in operating cash flow in the six months ended March 31, 2008 were offset by increases in accounts receivable, prepaid expenses and other current assets.
     Investing activities provided $11.1 million and consumed $18.9 million of cash in the six months ended March 31, 2008 and 2007, respectively. In the six months ended March 31, 2008, $1.5 million of cash was used for purchases of property and equipment which primarily related to purchases of computer equipment and software to support increased headcount and increased investment in our on-demand business. In the six months ended March 31, 2007, net purchases of short-term investments consumed $31.1 million and purchases of property and equipment consumed $1.3 million.
     Our financing activities provided cash of $381,000 and $851,000 for the six months ended March 31, 2008 and 2007, respectively. In the six months ended March 31, 2008 and 2007, $708,000 and $465,000, respectively, was used to pay withholding taxes related to restricted stock units.
Contractual Obligations and Requirements.
     Our only significant lease obligation relates to our corporate headquarters in Waltham, Massachusetts. Upon expiration of current operating leases in 2009, we expect to renew the existing lease, or contract for new leased facilities, at prevailing rates. Our contractual commitments as of March 31, 2008 are not materially different from the amounts disclosed as of September 30, 2007 in our fiscal 2007 Annual Report on Form 10-K.

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
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB deferred the implementation of SFAS No. 157 for certain non-financial assets and liabilities for fiscal years beginning after November 15, 2008. The Company is analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.
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
Foreign Currency Exchange Risk
     Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Some of our agreements with foreign customers involve payments denominated in currencies other than the U.S. dollar, which may create foreign currency exchange risks for us. Revenue denominated in currencies other than the U.S. dollar represented 32% of total revenue in the six months ended March 31, 2008, 18% in fiscal 2007 and 16% in fiscal 2006.

     As of March 31, 2008, we had $9.2 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of March 31, 2008, the fair value of our receivables denominated in currencies other than the U.S. dollar would have fluctuated by $920,000. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense). Exchange rate fluctuations on long-term intercompany accounts, which are invested indefinitely without repayment terms, are recorded in other comprehensive income (loss) in stockholders’ equity.
Interest Rate Risk
     At March 31, 2008, we had unrestricted cash and cash equivalents totaling $33.9 million and short-term investments totaling $7.1 million. These amounts were invested primarily in money market funds, commercial paper and corporate bonds, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short-term interest rates and determined that, due to the size and duration of our investment portfolio, a 100-basis-point increase in interest rates would not have any material exposure to changes in the fair value of our portfolio at March 31, 2008. Declines in interest rates, however, would reduce future investment income.
Credit Risk
     Our exposure to credit risk consists principally of accounts receivable and purchased customer receivables. We maintain reserves for potential credit losses which, on a historical basis, have been limited due to our ongoing credit review procedures and the general creditworthiness of our customer base. No customers accounted for greater than 10% of our accounts receivable balance at March 31, 2008 and September 30, 2007.
Item 4. Controls and Procedures
Effectiveness of Disclosure Controls and Procedures
     An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures were not effective as of March 31, 2008 because of the material weakness cited below.
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of March 31, 2008, we did not have effective controls over the accounting for taxes, including the determination and reporting of state income taxes, state sales taxes, deferred tax assets and the income tax provision. Specifically, we did not properly evaluate the realizability of a state tax benefit and related deferred tax assets and we did not perform an effective analysis to ensure the completeness and accuracy of our state sales taxes and income taxes. This control deficiency resulted in the misstatement of the aforementioned accounts and disclosures and in the restatement of our interim consolidated financial data for fiscal 2007. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement of our interim or annual consolidated financial statements and disclosures that would not be prevented or detected. Accordingly, as of March 31, 2008, our management has determined that this control deficiency constitutes a material weakness.

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
     We have commenced plans to implement enhancements to our internal control over financial reporting to address the material weakness described above and to provide reasonable assurance that errors and control deficiencies of this type will not recur. These steps include:
•	We will enhance our quarterly review of tax-related assets and liabilities, as well as the effective tax rate, to ensure the proper recognition of taxes payable and the deferred tax assets and liabilities. Such reviews will be performed by personnel with an appropriate level of tax expertise; and

•	We will ensure that all relevant personnel involved in tax transactions, through additional resources and training, understand and apply the proper recognition and accounting of tax-related assets and liabilities.
     We believe we are taking the steps necessary to remediate this material weakness. We will continue to monitor the effectiveness of these procedures and will continue to make any changes that management deems appropriate.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II — Other Information
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
Item 4. Submission of Matters to a Vote of Security Holders
      We held our 2008 Annual Meeting of Stockholders on March 6, 2008. Our shareholders approved each of the following proposals by the votes specified below.
      Proposal No. 1 — The election of two nominees as Class III directors to the Board of Directors for a term of three years.

Nominee	For	Against
Aron Ain	17,023,547	121,219
Robert Schechter	15,799,804	1,344,962
      Proposal No. 2 — The ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accountants for the fiscal year ending September 30, 2008.

For	Against	Abstain
17,105,059	31,826	7,880
Item 5. Other Information
None.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
10.1	2005 Employee Stock Purchase Plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICA CORPORATION

Date: May 12, 2008	/s/ Yuchun Lee Yuchun Lee
Chief Executive Officer, President and Chairman

Date: May 12, 2008	/s/ Ralph A. Goldwasser Ralph A. Goldwasser
Senior Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: May 12, 2008	/s/ Kevin R. Thimble Kevin R. Thimble
Vice President and Corporate Controller
[Principal Accounting Officer]