Form 10-Q
period 2008-06-30
UNICA CORP
filed 2008-08-08
CIK 1138804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of August 4, 2008 was 20,600,000.

UNICA CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2008

EXPLANATORY NOTE
     On January 7, 2008, we restated our previously published financial data for the three and nine months ended June 30, 2007. The restatement is set forth in our 2007 Annual Report on Form 10-K. The Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2007 and the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2007 in this report are presented as restated. For information on the restatement and the impact of the restatement on our financial data for the quarter ended June 30, 2007, we refer you to Note 14, Quarterly Financial Data (Unaudited), in our 2007 Annual Report on Form 10-K. We also refer you to Note 17, Restatement of Quarterly Financial Data, within this Quarterly Report on Form 10-Q.

PART I — Financial Information
Item 1. Financial Statements
UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	September 30,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$39,147	$18,493
Short-term investments	3,054	19,614
Accounts receivable, net of allowance for doubtful accounts of $88 and $77, respectively	29,809	28,058
Purchased customer receivables	795	1,180
Deferred tax assets	571	565
Prepaid expenses and other current assets	9,112	7,288

Total current assets	82,488	75,198

Property and equipment, net	4,629	4,135
Long-term investments	2,994	—
Purchased customer receivables, long-term	371	875
Acquired intangible assets, net	7,603	9,906
Goodwill	26,411	26,160
Deferred tax assets, long-term, net of valuation allowance	4,955	4,324
Other assets	641	750

Total assets	$130,092	$121,348

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,902	$2,366
Accrued expenses	17,032	17,431
Short-term deferred revenue	39,147	34,946

Total current liabilities	60,081	54,743

Long-term deferred revenue	2,022	3,686
Other long-term liabilities	444	—

Total liabilities	62,547	58,429

Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value:
Authorized — 10,000,000 shares; no shares issued or outstanding at June 30, 2008 and September 30, 2007	—	—
Common stock, $0.01 par value:
Authorized — 90,000,000 shares; issued and outstanding — 20,600,000 and 20,074,000 shares at June 30, 2008 and September 30, 2007, respectively	206	201
Additional paid-in capital	64,758	59,802
Retained earnings	2,019	2,578
Accumulated other comprehensive income	562	338

Total stockholders’ equity	67,545	62,919

Total liabilities and stockholders’ equity	$130,092	$121,348

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
		(As Restated)		(As Restated)
Revenue:
License	$12,127	$7,085	$34,907	$26,166
Maintenance and services	17,542	13,672	48,223	40,193
Subscription	3,621	2,090	9,411	6,583

Total revenue	33,290	22,847	92,541	72,942
Costs of revenue:
License	866	663	2,453	1,945
Maintenance and services	6,962	4,766	19,392	13,663
Subscription	714	206	2,019	523

Total cost of revenue	8,542	5,635	23,864	16,131

Gross profit	24,748	17,212	68,677	56,811
Operating expenses:
Sales and marketing	13,020	9,935	37,407	29.088
Research and development	5,926	5,472	17,737	15,863
General and administrative	4,949	3,900	14,526	11,831
Restructuring charges (credits)	—	—	(286)	1,244
Amortization of acquired intangible assets	392	393	1,179	1,179

Total operating expenses	24,287	19,700	70,563	59,205

Income (loss) from operations	461	(2,488)	(1,886)	(2,394)
Other income:
Interest income, net	321	577	1,164	1,577
Other income (expense)	(91)	(10)	(171)	57

Total other income	230	567	993	1,634

Income (loss) before income taxes	691	(1,921)	(893)	(760)
Provision for (benefit from) income taxes	280	(1,129)	(603)	(851)

Net income (loss)	$411	$(792)	$(290)	$91

Net income (loss) per common share:
Basic	$0.02	$(0.04)	$(0.01)	$0.00

Diluted	$0.02	$(0.04)	$(0.01)	$0.00

Shares used in computing net income (loss) per common share:
Basic	20,576,000	19,934,000	20,368,000	19,794,000

Diluted	20,963,000	19,934,000	20,368,000	20,749,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended June 30,
	2008	2007
		(As Restated)

Cash flows from operating activities:
Net income (loss)	$(290)	$91
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment and amortization of capitalized software	1,665	1,004
Amortization of acquired intangible assets	2,180	1,991
Share-based compensation expense	4,928	3,802
Excess tax benefits from share-based compensation	(132)	(815)
Deferred tax benefits	(991)	(772)
Changes in operating assets and liabilities:
Accounts receivable	(1,559)	7,936
Prepaid expenses and other current assets	(1,047)	(6,268)
Other assets	545	801
Accounts payable	1,505	(288)
Accrued expenses	(806)	1,867
Deferred revenue	2,249	2,619
Other long-term liabilities	444	—

Net cash provided by operating activities	8,691	11,968
Cash flows from investing activities:
Purchase of property and equipment	(2,003)	(2,298)
Capitalization of software development costs	(237)	(80)
Cash collected from license acquired in acquisition	122	—
Sales and maturities of investments	33,836	31,320
Purchases of investments	(20,270)	(47,143)

Net cash provided by (used in) investing activities	11,448	(18,201)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and employee stock purchase plans	1,012	1,535
Excess tax benefits from share-based compensation	132	815
Payment of withholding taxes in connection with settlement of restricted stock units	(802)	(528)

Net cash provided by financing activities	342	1,822
Effect of exchange rate changes on cash and cash equivalents	173	107

Net increase (decrease) in cash and cash equivalents	20,654	(4,304)
Cash and cash equivalents at beginning of period	18,493	30,501

Cash and cash equivalents at end of period	$39,147	$26,197

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
     The condensed consolidated statements of operations for the three and nine months ended June 30, 2007 and the condensed consolidated statement of cash flows for the nine months ended June 30, 2007 are presented as previously restated. For additional information on the restatement and the impact of the restatement on the condensed consolidated financial data, see Note 14, Quarterly Financial Data (unaudited), of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 as well as Note 17, Restatement of Quarterly Financial Data, of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
     Maintenance Fees. Maintenance is generally sold on an annual basis. There are two levels of maintenance, standard and premium, both of which generally are sold for a term of one year. With both of these maintenance levels, customers are provided with technical support and software updates and upgrades on a “when and if available” basis. With premium maintenance, customers are provided additional services such as emergency service response and periodic onsite utilization reviews. Revenue is deferred at the time the maintenance agreement is initiated and is recognized ratably over the term of the maintenance agreement.
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
     In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred, the Company classifies reimbursements received for out-of-pocket expenses incurred as services revenue and classifies the related costs as cost of revenue. The amounts of reimbursable expenses included within revenue and cost of revenue were $531 and $292 for the three months ended June 30, 2008 and 2007, respectively, and $1,362 and $1,072 for the nine months ended June 30, 2008 and 2007, respectively.
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

3. Cash and Cash Equivalents and Investments
     The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. The Company invests the majority of its excess cash in overnight investments and money market funds of accredited financial institutions.
     The Company considers all highly liquid investments with maturities of between 91 and 365 days as of the balance sheet date to be short-term investments, and investments with maturities greater than 365 days as of the balance sheet date to be long-term investments. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s investments were classified as available-for-sale and were carried at fair market value at June 30, 2008 and September 30, 2007. Unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss).
     Investments were as follows:

	Amortized	Unrealized	Fair Market
	Cost	Loss	Value
At June 30, 2008:
Commercial paper	$2,632	$—	$2,632
Corporate debentures and other securities	3,423	(7)	3,416

Total investments	$6,055	$(7)	$6,048

At September 30, 2007:
Commercial paper	$11,505	$—	$11,505
Corporate debentures and other securities	8,109	—	8,109

Total investments	$19,614	$—	$19,614

As of June 30, 2008, $3,054 of investments had contractual maturities within one year while $2,994 of investments had contractual maturities within one to two years. As of September 30, 2007 all investments had contractual maturities within one year.
4. Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Other than reported net income (loss), comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments.
     The following table presents the calculation of comprehensive income (loss):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
		(As Restated)		(As Restated)
Net income (loss)	$411	$(792)	$(290)	$91
Other comprehensive income, net of tax effects:
Change in unrealized losses on investments	(6)	—	(7)	(1)
Foreign currency translation adjustments	—	9	231	27

Other comprehensive income	(6)	9	224	26

Comprehensive income (loss)	$405	$(783)	$(66)	$117

5. Net Income (Loss) Per Common Share
     The Company calculates net income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Diluted net income (loss) per common share gives effect to all dilutive securities, including stock options and restricted stock units using the treasury stock method. For the three and nine months ended June 30, 2008 and 2007, the Company had only one class of security, common stock, outstanding.

     The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
		(As Restated)		(As Restated)
Net income (loss)	411	$(792)	$(290)	$91
Weighted-average shares of common stock outstanding	20,576,000	19,934,000	20,368,000	19,794,000
Dilutive effect of common stock equivalents	387,000	—	—	955,000

Weighted-average shares used in computing diluted net income (loss) per common share	20,963,000	19,934,000	20,368,000	20,749,000

Basic net income (loss) per common share	0.02	$(0.04)	(0.01)	$0.00
Diluted net income (loss) per common share	0.02	$(0.04)	(0.01)	$0.00
     Weighted-average common stock equivalents of 2,559,000 and 998,000 were excluded from the calculation of diluted net income (loss) per common share for the three months ended June 30, 2008 and 2007, respectively, as their inclusion would be anti-dilutive. Weighted-average common stock equivalents of 3,536,000 and 855,000 were excluded from the calculation of diluted net income (loss) per common share for the nine months ended June 30, 2008 and 2007, respectively, as their inclusion would be anti-dilutive.
6. Acquisitions
     For additional information on the acquisitions described below, see Unica’s 2007 Annual Report on Form 10-K, Note 3, “Acquisitions.”
MarketingCentral, LLC
     On July 12, 2007, the Company acquired by merger MarketingCentral LLC (MarketingCentral), a software company located in Atlanta, Georgia. The purchase price was $12,919, which consisted of cash consideration of $12,500 and assumed liabilities and transaction-related costs of $419. This acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, Business Combinations. The results of operations of the Company include the results of MarketingCentral beginning on the date of the acquisition.
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

Acquisition-Related Restructuring Costs
     In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded restructuring liabilities as part of the purchase price for Sane and MarketSoft in the amount of $196 and $60, respectively. The acquisition-related restructuring liabilities included severance, relocation and related legal charges. The acquisition-related restructuring accrual was $20 at June 30, 2008 and September 30, 2007 and is expected to be paid during the first half of fiscal 2009.
Pro Forma Results (Unaudited)
     The unaudited pro forma combined condensed results of operations of Unica and MarketingCentral for the three and nine months ended June 30, 2007 presented below give effect to the acquisition of MarketingCentral as if the acquisition had occurred as of the beginning of the period presented. MarketingCentral’s fiscal year end prior to the acquisition was December 31. The unaudited pro forma combined results of operations are not necessarily indicative of future results or the results that would have actually occurred had the acquisitions been consummated as of the beginning of the period presented.

	Three Months Ended	Nine Months Ended
	June 30, 2007	June 30, 2007
Pro forma revenue	$23,765	$72,205
Pro forma net income	(650)	(60)
Pro forma net loss per common share:
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$0.00
     The above unaudited pro forma results include net amortization of acquired intangible assets from the MarketingCentral acquisition in the amount of $72 and $215 for the three and nine months ended June 30, 2007, respectively. In addition, the unaudited pro forma results have been adjusted to reduce interest income earned by the Company on the cash paid for the acquisition. The Company estimated this interest income adjustment using an interest rate of 2.5%.
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

	Range of	Gross
	Useful Lives	Carrying	Accumulated	Net Book
	In Years	Value	Amortization	Value
As of June 30, 2008:
Developed technology	1-8	$6,699	$(3,612)	$3,087
Customer contracts and related relationships	3-14	7,556	(4,247)	3,309
License agreement	14	1,360	(154)	1,206
Tradename	1	44	(43)	1

Total intangible assets		$15,659	$(8,056)	$7,603

As of September 30, 2007:
Developed technology	1-8	$6,699	$(2,645)	$4,054
Customer contracts and related relationships	3-14	7,556	(3,067)	4,489
License agreement	14	1,360	(31)	1,329
Tradename	1	44	(10)	34

Total intangible assets		$15,659	$(5,753)	$9,906

     The following table describes changes to goodwill during the nine months ended June 30, 2008:

Balance at September 30, 2007	$26,160
Foreign currency translation adjustments	288
Other adjustments	(37)

Balance at June 30, 2008	$26,411

     The Company recorded amortization expense for acquired intangible assets of $727 and $2,180 for the three and nine months ended June 30, 2008, respectively, and $653 and $1,991 for the three and nine months ended June 30, 2007, respectively. Amortization of developed technology, included as a component of cost of license revenue in the consolidated statements of operations, was $333 and $1,000 for the three and nine months ended June 30, 2008, respectively, and $260 and $812 for the three and nine months ended June 30, 2007, respectively.
     Intangible assets are expected to be amortized as follows:

Year ending September 30, 2008 (remainder)	$757
2009	2,330
2010	1,201
2011	692
2012 and thereafter	2,623

Total expected amortization	$7,603

8. Software Development Costs
     The Company evaluates whether to capitalize or expense software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company has defined technological feasibility as the completion of a working model. During the three and nine months ended June 30, 2008, $38 and $52, respectively, of software development costs were capitalized in accordance with SFAS No. 86. During the three and nine months ended June 30, 2007, $80 of software development costs were capitalized in accordance with SFAS No. 86.
     The Company capitalizes certain costs of software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training cost are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three and nine months ended June 30, 2008, $165 and $185, respectively, of internal-use software costs were capitalized. Prior to fiscal 2008, internal-use software costs eligible for capitalization were immaterial.
9. Accounting for Share-Based Compensation
     On October 1, 2005, the Company adopted the provisions of SFAS No.123 (revised 2004), Share-Based Payment (SFAS No.123(R)), which requires the Company to recognize expense related to the fair value of share-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS No.123(R) and therefore did not restate the Company’s financial results for prior periods. Under this transition method, share-based compensation expense for the three and nine months ended June 30, 2008 and 2007 includes compensation expense for all share-based awards granted or modified on or after November 18, 2004 (the filing date for the initial registration statement for the Company’s initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

     For options accounted for under SFAS No.123(R), the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. In addition, SFAS No.123(R) requires the benefits of tax deductions in excess of recognized share-based compensation to be reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.
     For options accounted for under SFAS No.123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the model and the resulting estimated fair values of option grants during the applicable period were as follows:

	Three Months Ended June 30,		Nine Months ended June 30,
	2008	2007	2008	2007
Dividend yield	—	—	—	—
Volatility	50%	50%	50%	49% to 50%
Risk-free interest rate	3.02%	4.78%	2.45% to 4.16%	4.49% to 4.78%
Weighted-average expected option term (in years)	4.1	4.1	3.5 to 4.1	4.1
Weighted-average fair value per share of options granted	$3.12	$7.21	$2.97	$5.18
Weighted-average fair value per share of restricted stock awards granted	$7.34	$16.85	$7.49	$12.42
     The assumptions used in the model and the resulting estimated fair values for the Company’s employee stock purchase plan during the applicable period were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Dividend yield	—	—	—	—
Volatility	50%	41%	41% to 50%	41%
Risk-free interest rate	2.12%	4.07%	2.12% to 3.49%	4.07%
Weighted-average expected option term (in years)	0.5	0.5	0.5	0.5
Weighted-average fair value per share of options granted	$2.38	$1.23	$1.82	$1.23
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

     The weighted-average exercise price of the options granted under the stock option plans for the three months ended June 30, 2008 and 2007 was $7.34 and $16.14, respectively, and for the nine months ended June 30, 2008 and 2007 was $7.14 and $11.67, respectively.
     Restricted stock units generally vest annually and are accounted for under SFAS No. 123(R). The fair value of each restricted stock unit is equal to the Company’s closing stock price at the grant date and is recognized as expense over the vesting period of the restricted stock unit, net of estimated forfeitures.
     The components of share-based compensation expense were as follows:

	Three Months ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Stock options under SFAS 123(R)	602	$719	1,836	$1,792
Stock options under APB 25	—	21	27	66
Restricted stock units	945	782	2,882	1,888
Employee stock purchase plan	100	20	183	56

Total share-based compensation	1,647	$1,542	4,928	$3,802

     Cost of revenue and operating expenses include share-based compensation expense as follows for the three and nine months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Cost of license revenue	$10	$—	$33	$—
Cost of maintenance and services revenue	245	166	650	364
Sales and marketing expense	618	498	1,755	1,152
Research and development expense	298	333	975	800
General and administrative expense	476	545	1,515	1,486

Total share-based compensation	$1,647	$1,542	$4,928	$3,802

     The Company expects to record the unamortized portion of share-based compensation expense for existing stock options and restricted stock units outstanding at June 30, 2008, over a weighted-average period of 1.83 years, as follows:

Year ending September 30, 2008 (remainder)	$1,587
2009	5,455
2010	4,085
2011	2,122
2012	367

Total unamortized share-based compensation	$13,616

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
     In March 2005, the Board of Directors and stockholders also approved the 2005 Stock Incentive Plan, or the 2005 Plan. The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the

2005 Plan, plus 367,000 shares that were previously available for grant under the 2003 Plan immediately prior to the closing of the Company’s initial public offering and the number of shares subject to awards granted under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased by the Company at the original issuance price pursuant to a contractual repurchase right. On October 1, 2007, an additional 1,004,000 shares were reserved under the 2005 Plan, in accordance with the provisions of the Plan, which require an annual increase of the shares reserved for issuance under the Plan equal to the lesser of (a) 5,000,000 shares of common stock, (b) 5% of the outstanding shares of common stock as of the opening of business on such date or (c) an amount determined by the Board of Directors.
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
     The following is a summary of the Company’s stock options outstanding and exercisable as of June 30, 2008 and the stock option activity for all stock option plans during the nine months ended June 30, 2008.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(1)
Outstanding at September 30, 2007	2,487,000	$8.48
Granted	445,000	7.14
Exercised	(285,000)	2.31
Forfeited	(138,000)	10.74

Outstanding at June 30, 2008	2,509,000	8.82	5.09 yrs	$3,470

Exercisable at June 30, 2008	1,434,000	7.90	5.06 yrs	$2,921

Options at June 30, 2008 vested and expected to vest	2,256,000	8.64	5.10 yrs	$3,369

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on June 30, 2008 and 2007, the last trading day of each period, of $8.04 per share and $16.50 per share, respectively, and the exercise price of the underlying options. The total intrinsic value of options exercised during the three and nine months ended June 30, 2008 was $35 and $1,702, respectively. The total intrinsic value of options exercised during the three and nine months ended June 30, 2007 was $1,058 and $2,623, respectively.
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
     The following is a summary of the status of the Company’s restricted stock units as of June 30, 2008 and the activity during the nine months ended June 30, 2008.

Shares
Nonvested awards at September 30, 2007	1,136,000
Granted	404,000
Vested	(289,000)
Forfeited	(212,000)

Nonvested awards at June 30, 2008	1,039,000

     The Company recorded $1,992 and $2,882 of share-based compensation expense related to RSUs for the three and nine months ended June 30, 2008, respectively. As of June 30, 2008, there was unrecognized compensation cost related to RSUs totaling $9,139, net of estimated forfeitures, which will be recognized over a weighted-average period of 1.89 years.
Employee Stock Purchase Plan
     In March 2005, the Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (ESPP) which is qualified under Section 423 of the Internal Revenue Code. On January 31, 2008, the Board of Directors approved an amendment to the ESPP. The ESPP is available to all eligible employees, who, through payroll deductions, will be able to individually purchase shares of the Company’s common stock semi-annually at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the beginning or end of the purchase period. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock for the ESPP. At June 30, 2008, 859,000 shares were reserved for future issuance under the ESPP.
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
     The following is a roll forward of the accrual for the restructuring of certain operations in France:

Restructuring accrual balance at September 30, 2007	$609
Reversal of accrual upon final settlement with employee	(286)
Cash payment	(358)
Foreign currency translation adjustment	35

Restructuring accrual balance at June 30, 2008	$—

13. Commitments, Contingencies and Guarantees
Commitments
     In July 2008, the Company entered into a lease agreement for a facility in the United Kingdom. As part of the lease agreement, the Company is committed to pay a total of $1.1 million in rent payments through September 2013.
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
     During the three months ended June 30, 2008, the Company recorded a $223 discrete item which increased its income tax provision and primarily related to changing the estimate of its prior-year liability. Such estimate was based upon amounts included in the September 30, 2007 tax returns, filed in June 2008.
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
     During the three months ended December 31, 2006, the “Tax Relief and Health Care Act of 2006” was enacted into law, thereby extending the research and development tax credit for qualified costs incurred after December 31, 2005. In accordance with this change in tax law, the Company recorded a tax benefit of $220 during the three months ended December 31, 2006 to recognize the benefit from qualified research and development costs incurred from January 1, 2006 through September 30, 2006. This was accounted for as a discrete item during the three months ended December 31, 2006. Also, the Company recorded a provision for state income taxes of $141 during the three months ended December 31, 2006 related to prior fiscal years and was included as part of the restatement of the financial data for the three months ended December 31, 2006 (see Note 17 to the condensed consolidated financial statements). Our effective tax rate, before discrete items, on a quarterly or annual basis, varies from statutory rates primarily due to the mix in jurisdictional earnings and losses.

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on October 1, 2007. As of the date of adoption, the Company had unrecognized tax benefits of $1,060 and did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. During the three months ended December 31, 2007, the Company reversed $64 of reserves related to the completion of its state income tax audit for fiscal years ended September 30, 2003 and 2004. There were no material changes to the Company’s unrecognized tax benefits during the three and nine months ended June 30, 2008.
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
Geographic Data
     The following table includes revenue from unaffiliated customers by geographic region and is determined based on the locations of customers.

	Three Months Ended June 30,		Nine Months Ended June 31,
	2008	2007	2008	2007
North America	$22,004	$15,448	$59,455	$54,861
International	11,286	7,399	33,086	18,081

Total	$33,290	$22,847	$92,541	$72,942

     The following table includes information about the Company’s long-lived assets by geographic region:

	June 30,	September 30,
	2008	2007
North America	$40,756	$42,362
International	6,848	3,788

Total	$47,604	$46,150

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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This becomes available when the Company adopts SFAS No.157, which will be fiscal year 2009. The Company is analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.
     In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The Company has not yet determined the impact, if any, of SFAS No.141R on its consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142. FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations,” or SFAS 141(R), and other U.S generally accepted accounting principles, or GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the effect that the adoption of FSP 142-3 will have on its results of operations and financial condition.
17. Restatement of Quarterly Financial Data
     On December 20, 2007, the Company and the Audit Committee of the Board of Directors of the Company concluded that prior quarter restatement of its previously issued unaudited condensed consolidated financial data for the three and nine months ended June 30, 2007 was necessary. The restatement is set forth in the Company’s 2007 Annual Report on Form 10-K. The errors were primarily the result of errors in recording its state income tax provision, and also errors in recording its state sales tax liabilities and receivables, the timing of recording revenue on certain revenue arrangements, and the timing of recording a purchase accounting entry. In addition, the Company identified errors originating in periods prior to fiscal 2007 which primarily related to errors in recording its state income tax provision and its state sales tax liabilities and receivables as well as errors in the timing of recording revenue on certain revenue arrangements. These prior fiscal period errors individually and in the aggregate were not material to the financial results for previously issued annual financial statements or previously issued interim financial data prior to fiscal 2007.
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

     The following tables set forth the effects of correcting the errors described above for the quarter ended June 30, 2007.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended June 30, 2007			Nine Months Ended June 30, 2007
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Revenue:
License	$6,971	114	$7,085	$26,166	—	$26,166
Maintenance and services	13,895	(223)	13,672	40,015	178	40,193
Subscription	2,175	(85)	2,090	6,583	—	6,583

Total revenue	23,041	(194)	22,847	72,764	178	72,942

Costs of revenue:
License	663	—	663	1,945	—	1,945
Maintenance and services	4,756	10	4,766	13,663	—	13,663
Subscription	206	—	206	523	—	523

Total cost of revenue	5,625	10	5,635	16,131	—	16,131

Gross profit	17,416	(204)	17,212	56,633	178	56,811

Operating expenses:
Sales and marketing	9,903	32	9,935	29,088	—	29,088
Research and development	5,442	30	5,472	15,863	—	15,863
General and administrative	3,975	(75)	3,900	11,852	(21)	11,831
Restructuring charges	—	—	—	1,244	—	1,244
Amortization of acquired intangible assets	393	—	393	1,179	—	1,179

Total operating expenses	19,713	(13)	19,700	59,226	(21)	59,205

Loss from operations	(2,297)	(191)	(2,488)	(2,593)	199	(2,394)
Other income, net	567	—	567	1,634	—	1,634

Loss before income taxes	(1,730)	(191)	(1,921)	(959)	199	(760)

Benefit from income taxes	(2,064)	935	(1,129)	(2,066)	1,215	(851)

Net income (loss)	$334	$(1,126)	$(792)	$1,107	$(1,016)	$91

Net income (loss) per common share:
Basic	$0.02		$(0.04)	$0.06		$0.00

Diluted	$0.02		$(0.04)	$0.05		$0.00

Shares used in computing net income (loss) per common share:
Basic	19,934,000		19,934,000	19,794,000		19,794,000

Diluted	20,948,000		19,934,000	20,749,000		20,749,000

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share data)

	June 30, 2007
	As Previously
	Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$26,197	$—	$26,197
Short-term investments	25,358	—	25,358
Accounts receivable, net of allowance for doubtful accounts of $163	18,409	—	18,409
Purchased customer receivables	1,030	—	1,030
Deferred tax assets, net of valuation allowance	845	—	845
Prepaid expenses and other current assets	5,682	2,787	8,469

Total current assets	77,521	2,787	80,308
Property and equipment, net	3,417	63	3,480
Purchased customer receivables, long-term	1,064	—	1,064
Acquired intangible assets, net	5,291	—	5,291
Goodwill	20,231	115	20,346
Deferred tax assets, long-term, net of valuation allowance	3,581	—	3,581
Other assets	712	—	712

Total assets	$111,817	$2,965	$114,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,348	—	$2,348
Accrued expenses	11,330	4,159	15,489
Short-term deferred revenue	33,589	(178)	33,411

Total current liabilities	47,267	3,981	51,248
Long-term deferred revenue	3,312	—	3,312

Total liabilities	50,579	3,981	54,560
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value:
Authorized — 10,000,000 shares; no shares issued or outstanding at June 30, 2007	—	—	—
Common stock, $0.01 par value:
Authorized — 90,000,000 shares; issued and outstanding — 20,006,000 shares at June 30, 2007	200		200
Additional paid-in capital	57,588		57,588
Retained earnings	3,189	(1,016)	2,173
Accumulated other comprehensive income	261		261

Total stockholders’ equity	61,238	(1,016)	60,222

Total liabilities and stockholders’ equity	$111,817	$2,965	$114,782

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended June 30, 2007
	As Previously
	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$1,107	$(1,016)	$91
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,067	(63)	1,004
Amortization of acquired intangible assets	1,991	—	1,991
Share-based compensation	3,802	—	3,802
Excess tax benefits from share-based compensation	(815)	—	(815)
Deferred tax benefits	(772)	—	(772)
Changes in operating assets and liabilities:
Accounts receivable	7,936	—	7,936
Prepaid expenses and other current assets	(3,481)	(2,787)	(6,268)
Other assets	721	—	721
Accounts payable	(288)	—	(288)
Accrued expenses	(2,177)	4,044	1,867
Deferred revenue	2,797	(178)	2,619

Net cash provided by operating activities	11,888	—	11,888

Cash flows from investing activities:
Purchases of property and equipment	(2,298)	—	(2,298)
Sales and maturities of short-term investments	31,320	—	31,320
Purchases of short-term investments	(47,143)	—	(47,143)

Net cash used in investing activities	(18,121)	—	(18,121)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	1,535	—	1,535
Excess tax benefits from share-based compensation	815	—	815
Common stock repurchased under employee stock plans	(528)	—	(528)

Net cash provided by financing activities	1,822	—	1,822

Effect of exchange rate changes on cash and cash equivalents	107	—	107

Net decrease in cash and cash equivalents	(4,304)	—	(4,304)
Cash and cash equivalents at beginning of period	30,501	—	30,501

Cash and cash equivalents at end of period	$26,197	$—	$26,197

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
Restatement of Quarterly Financial Data
     The condensed consolidated statements of operations and cash flows for the three and nine months ended June 30, 2007 are presented as restated in this Quarterly Report on Form 10-Q. For additional information on the restatement and the impact of the restatement on the condensed consolidated financial data, we refer you to Note 14, Quarterly Financial Data (unaudited), of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2007 as well as Note 17, Restatement of Quarterly Financial Data, of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
     Research and Development. Research and development expense consists primarily of (a) salaries, other labor related costs and share-based compensation related to employees working on the development of new products, enhancement of existing products, quality assurance and testing and (b) facilities and other related overhead. Prior to fiscal 2007, all of our research and development costs have been expensed as incurred as all costs potentially capitalizable were insignificant to the consolidated financial statements. During the three and nine months ended June 30, 2008, $203,000 and $237,000, respectively, of software development costs were capitalized. During the three and nine months ended June 30, 2007, $80,000 of software development costs were capitalized.
     General and Administrative. General and administrative expense consists primarily of (a) salaries, other labor-related costs and share-based compensation related to general and administrative personnel, (b) accounting, legal and other professional fees, and (c) facilities and other related overhead.
     Restructuring Charges/Credits. Restructuring expense reflects the restructuring, initiated in the fourth quarter of fiscal 2006, of certain of our operations in France to realign our resources in that region. These costs include salaries, severance and legal fees. Restructuring credits represent a reversal of a portion of the restructuring accrual upon final settlement with an employee.
     Amortization of Acquired Intangible Assets. Cost of revenue includes the amortization of developed core technology acquired in our recent acquisitions. Operating expenses include the amortization of acquired customer contracts and related customer relationships and tradenames.
     Share-Based Compensation. Prior to fiscal 2006, cost of revenue and operating expenses included share-based compensation expense to the extent the fair value of our common stock exceeded the exercise price of stock options granted to employees on the date of grant (intrinsic value method) under Accounting Principles Board (APB) No. 25. On October 1, 2005, we adopted SFAS No. 123(R), Share-Based Payment, which requires measurement of all employee share-based compensation awards using a fair-value method and the recording of the related expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, and in December 2007 SAB No. 110, which provide supplemental implementation guidance for SFAS No. 123(R). We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and recognize compensation cost, net of estimated forfeitures, on a straight-line basis over the requisite service periods of the awards.
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
Share-Based Compensation
     Prior to fiscal 2006, we granted stock options at exercise prices that equaled the fair value of our common stock as of the date of grant. Prior to August 3, 2005, because there had been no public market for our common stock, the board determined the fair value of our common stock by considering a number of factors, including our operating and financial performance, the pricing of sales of convertible preferred stock to third parties, the rights and preferences of securities senior to common stock and trends in the broad market for software and other technology stocks.
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

     As of June 30, 2008, we had outstanding stock options of 2,509,000 and non-vested restricted stock awards of 1,040,000. On October 1, 2007, an additional 1,004,000 shares were reserved under the 2005 Stock Incentive Plan (the 2005 Plan), in accordance with the provisions of the 2005 Plan, which requires an annual increase of the shares reserved for issuance under the 2005 Plan equal to the lesser of (a) 5,000,000 shares of common stock, (b) 5% of the outstanding shares of common stock as of the opening of business on such date or (c) an amount determined by the Board of Directors.
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
Software Development Costs
     We evaluate whether to capitalize or expense software development costs in accordance with SFAS No. 86. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. During the three months ended June 30, 2008 and 2007, $38,000 and $80,000, respectively, of software development costs were capitalized in accordance with SFAS No. 86. During the nine months ended June 30, 2008 and 2007, $52,000 and $80,000, respectively, of software development costs were capitalized in accordance with SFAS No. 86.
     We capitalize certain costs of software developed or obtained for internal use in accordance with SOP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. During the three and nine months ended June 30, 2008, $165,000 and $185,000, respectively, of internal-use software development costs were capitalized.

Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. Significant changes to these estimates could have a material impact on our effective tax rate. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At June 30, 2008, our deferred tax assets consisted primarily of state research and development tax credit carryforwards, foreign tax credit carryforwards and temporary differences relating primarily to share-based compensation expense and acquired intangible assets. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.
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

Results of Operations
      Comparison of Three Months Ended June 30, 2008 and 2007
Revenue

	Three Months Ended June 30,
	2008		2007
			(As Restated)
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$12,127	36%	$7,085	31%	$5,042	71%
Maintenance and services:
Maintenance fees	11,292	34	10,085	44	1,207	12
Services	6,250	19	3,587	16	2,663	74

Total maintenance and services	17,542	53	13,672	60	3,870	28
Subscription revenue	3,621	11	2,090	9	1,531	73

Total	$33,290	100%	$22,847	100%	$10,443	46%

     Total revenue for the three months ended June 30, 2008 was $33.3 million, an increase of 46%, or $10.4 million from the three months ended June 30, 2007. Total revenue increased as a result of higher sales of our Affinium product suite, an increase in international professional services revenue, and higher subscription revenue primarily related to the Marketing Central acquisition and higher sales of Affinium NetInsight.
     Total license revenue for the three months ended June 30, 2008 was $12.1 million, an increase of 71%, or $5.0 million from the three months ended June 30, 2007. This increase in license revenue was primarily attributable to higher sales of our Affinium products. During the three months ended June 30, 2007, license revenue was lower than expected primarily due to extended selling cycles.
     Maintenance fees revenue is associated with maintenance agreements in connection with sales of perpetual licenses to our existing installed customer base and to new customers. Maintenance fees revenue for the three months ended June 30, 2008 was $11.3 million, an increase of 12%, or $1.2 million from the three months ended June 30, 2007. The increase primarily reflects maintenance fees from the sale of new licenses in fiscal 2007.
     Services revenue for the three months ended June 30, 2008 was $6.3 million, an increase of 74%, or $2.7 million from the three months ended June 30, 2007. The increase in services revenue was primarily the result of growth in the number of implementation services performed in Europe and Asia related to new license agreements.
     Total subscription revenue for the three months ended June 30, 2008 was $3.6 million, an increase of 73%, or $1.5 million from the three months ended June 30, 2007. The increase in subscription revenue was primarily attributable to the impact of the MarketingCentral acquisition, higher sales of Affinium NetInsight and, to a lesser extent, increased sales through our MSP channel. We anticipate that subscription revenue will continue to increase in future years as we enter into additional subscription agreements and expand our on-demand product offerings.
Recurring Revenue

	Three Months Ended June 30,
	2008		2007
			(As Restated)
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Maintenance fees	$11,292	34%	$10,085	44%	1,207	12%
Subscription revenue	3,621	11	2,090	9	1,531	73

Total recurring revenue	14,913	45	12,175	53	2,738	22
License revenue	12,127	36	7,085	31	5,042	71
Services	6,250	19	3,587	16	2,663	74

Total	$33,290	100%	$22,847	100%	$10,443	46%

     We generate recurring revenue from both maintenance and subscription arrangements, which is recognized ratably over the contractual term of the arrangement or agreement.

     Recurring revenue for the three months ended June 30, 2008 was $14.9 million, an increase of 22%, or $2.7 million from the three months ended June 30, 2007. The increase in recurring revenue resulted from (a) an increase in subscription revenue attributable to the impact of the MarketingCentral acquisition (b) an increase in maintenance fees on sales of new licenses and (c) additional subscription revenue related to sales of Affinium NetInsight. Recurring revenues as a percentage of total revenue was 45% for the three months ended June 30, 2008 as compared to 53% for the three months ended June 30, 2007.
Revenue by Geography

	Three Months Ended June 30,
	2008		2007
			(As Restated)
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
North America	$22,004	66%	$15,448	68%	$6,556	42%
International	11,286	34	7,399	32	3,887	53%

Total revenue	$33,290	100%	$22,847	100%	$10,443	46%

     For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.
     Total revenue for North America for the three months ended June 30, 2008 was $22.0 million, an increase of 42%, or $6.6 million from the three months ended June 30, 2007. The increase in total revenue for North America was primarily related to an increase in license revenue and subscription revenue. The increase in international revenue was primarily related to increased license and professional services revenue in both Europe and Asia, which is reflective of our increased market presence in these regions.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2008		2007
			(As Restated)
	(Dollars in thousands)
		Gross Margin on		Gross Margin on	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$866	93%	$663	91%	$203	31%
Maintenance and services	6,962	60	4,766	65	2,196	46
Subscription	714	80	206	90	508	247

Total cost of revenue	$8,542	74%	$5,635	75%	$2,907	52%

     Cost of license revenue for the three months ended June 30, 2008 was $866,000, an increase of 31% or $203,000 from the three months ended June 30, 2007. The increase in cost of license revenue was primarily due to an increase in labor related costs. Royalties paid for third-party licensed technology represented 2% of total license revenue for the three months ended June 30, 2008. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to remain between 1% and 2% of total license revenue. Gross margin on license revenue was 93% in the three months ended June 30, 2008 compared to 91% in the three months ended June 30, 2007. The increase in gross margin is primarily the result of increased sales volume and related cost efficiencies.
     Cost of maintenance and services for the three months ended June 30, 2008 was $7.0 million, an increase of 46%, or $2.2 million from the three months ended June 30, 2007. The increase in cost of maintenance and services revenue was primarily due to (a) a $1.4 million increase in labor related costs to support increased customer implementations and a growing installed customer base (b) a 466,000 increase in subcontractor costs also related to increased customer implementations and (c) a $88,000 increase in share-based compensation. Gross margin on maintenance and services revenue was 60% for the three months ended June 30, 2008, down from 65% for the three months ended June 30, 2007. The reduction in gross margin primarily related to the increase in the mix of services revenue compared to maintenance revenue. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we use subcontractor services. Gross margin on maintenance and services revenue is expected to remain relatively unchanged for the remaining quarter of fiscal 2008.
     Cost of subscription revenue for the three months ended June 30, 2008 was $714,000, an increase of 247%, or $508,000, from the three months ended June 30, 2007. The increase in cost of subscription revenue was due to an increase in labor-related expenses, primarily related to an increase in hosting related activities including the impact of the MarketingCentral acquisition.
Operating Expenses

	Three Months Ended June 30,
	2008		2007
			(As Restated)
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$13,020	39%	$9,935	43%	$3,085	31%
Research and development	5,926	18	5,472	24	454	8
General and administrative	4,949	15	3,900	17	1,049	27
Amortization of acquired intangible assets	392	1	393	2	(1)	—

Total operating expenses	$24,287	73%	$19,700	86%	$4,587	23%

     Sales and Marketing. Sales and marketing expense for the three months ended June 30, 2008 was $13.0 million, an increase of 31%, or $3.1 million from the three months ended June 30, 2007. The increase was primarily the result of (a) a $2.7 million increase in labor-related expenses due to increased headcount and increased commission expense due to higher revenues (b) a $71,000 decrease in marketing programs resulting from decreased promotional activity and (c) a $120,000 increase in share-based compensation expense. We expect sales and marketing expense to increase slightly both in absolute dollars and as a percentage of total revenue for the remaining quarter of fiscal 2008.
     Research and Development. Research and development expense for the three months ended June 30, 2008 was $5.9 million, an increase of 8%, or $454,000, from the three months ended June 30, 2007. The increase in research and development expense was primarily the result of a $488,000 increase in labor-related expenses, principally due to an increase in personnel as we continue our investment and development of our Affinium product suite offset by a $62,000 decrease in professional services expenses. Capitalized software development costs were $203,000 and $80,000 during the three months ended June 30, 2008 and 2007, respectively. We expect research and development expense to decrease slightly in absolute dollars and remain relatively unchanged as a percentage of total revenue during the remaining quarter of fiscal 2008.
     General and Administrative. General and administrative expense for the three months ended June 30, 2008 was $4.9 million, an increase of 27%, or $1.0 million, from the three months ended June 30, 2007. The increase in general and administrative expense was primarily the result of (a) a $735,000 increase in labor-related expenses in order to support the overall growth of the Company and (b) a $325,000 increase in professional services fees primarily related to legal fees and tax-related services. We expect general and administrative expense to increase slightly both in absolute dollars and as a percentage of total revenue during the remaining quarter of fiscal 2008.
     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $392,000 and $393,000 for the three months ended March 31, 2008 and 2007, respectively.
Other Income

	Three Months Ended June 30,
	2008		2007
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Interest income, net	$321	1%	$577	3%	$(256)	(44)%
Other expense, net	(91)	—	(10)	—	(81)	(810)

Other Income	$230	1%	$567	3%	$(337)	(59)%

     Interest income, net was $321,000 for the three months ended June 30, 2008, a $256,000 decrease from the three months ended June 30, 2007. Interest income is generated from the investment of our cash balances, less related bank fees. The decrease in interest income, net principally reflected lower interest rates in invested cash balances.
     Other expense, net consisted primarily of foreign currency translation and transaction gains and losses. The change in other income, net was primarily driven by unfavorable foreign currency exchange rates as compared to the corresponding quarter in the prior year.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
	2008		2007
			(As Restated)
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Income Before		Loss Before		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
	(Dollars in thousands)
Provision for (benefit from) income taxes	$280	41%	$(1,129)	(59%)	$1,409	*n/m

*	Not meaningful.
     Provision for income taxes was $280,000, or an effective tax rate of 41%, for the three months ended June 30, 2008, a $1.4 million change from the three months ended June 30, 2007. The change in the provision for (benefit from) income taxes principally reflects the $2.6 million increase in our income before income taxes. During the three months ended June 30, 2008 and 2007, our effective tax rate is different from the statutory tax rate due to the tax impact of accounting for share-based compensation pursuant to the provisions of SFAS 123(R), changes in the mix of actual and estimated jurisdictional earnings and the discrete item noted below.
     During the three months ended June 30, 2008, we recorded a $223,000 discrete item which increased our income tax provision and primarily related to changing the estimate of our prior year liability. Such estimate was based upon amounts included in the September 30, 2007 tax returns, filed in June 2008.
     At September 30, 2007, we had available foreign net operating loss carryforwards of $170,000 that do not expire, against which we have a full valuation allowance, U.S. foreign tax credit carryforwards of $163,000 that expire through 2015, state research and development credit carryforwards of $354,000 that begin to expire in 2012, against which we have a full valuation allowance and state net operating loss carryforwards of $630,000 million that expire at various dates through 2027. The extent to which we can benefit from our deferred tax assets in future years will depend on the amount of taxable income we generate.

Comparison of Nine Months Ended June 30, 2008 and 2007
Revenue

	Nine Months Ended June 30,
	2008		2007
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$34,907	38%	$26,166	36%	$8,741	33%
Maintenance and services:
Maintenance fees	32,662	35	29,569	41	3,093	10
Services	15,561	17	10,624	15	4,937	46

Total maintenance and services	48,223	52	40,193	56	8,030	20
Subscription revenue	9,411	10	6,583	8	2,828	43

Total revenue	$92,541	100%	$72,942	100%	$19,599	27%

     Total revenue for the nine months ended June 30, 2008 was $92.5 million, an increase of 27% or $19.6 million from the nine months ended June 30, 2007. Total revenue increased as a result of higher international sales of our Affinium product suite, an increase in international professional services revenue and higher subscription revenue primarily related to the Marketing Central acquisition and higher sales of Affinium NetInsight.
     Total license revenue for the nine months ended June 30, 2008 was $34.9 million, an increase of 33% or $8.7 million from the nine months ended June 30, 2007. This increase in license revenue was primarily attributable to higher sales of our Affinium products in international markets, primarily Europe and Asia.
     Maintenance fees revenue for the nine months ended June 30, 2008 was $32.7 million, an increase of 10%, or $3.1 million from the nine months ended June 30, 2007. The increase primarily reflects additional maintenance fees on the sale of new licenses in fiscal 2007.
     Services revenue for the nine months ended June 30, 2008 was $15.6 million, an increase of 46%, or $4.9 million from the nine months ended June 30, 2007. This increase in services revenue was primarily the result of growth in the number of implementation services performed in Europe and Asia related to new license agreements.
     Total subscription revenue for the nine months ended June 30, 2008 was $9.4 million, an increase of 43%, or $2.8 million from the nine months ended June 30, 2007. This increase in subscription revenue was primarily attributable to the impact of the MarketingCentral acquisition , higher sales of Affinium NetInsight products and, to a lesser extent, increased sales through our MSP channel. We anticipate that subscription revenue will continue to increase in future years as we enter into additional subscription agreements and expand our on-demand product offerings.

Recurring Revenue

	Nine Months Ended June 30,
	2008		2007
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Maintenance fees	$32,662	35%	$29,569	41%	3,093	10%
Subscription revenue	9,411	10	6,583	8	2,828	43

Total recurring revenue	42,073	45	36,152	49	5,921	16
License	34,907	38	26,166	36	8,741	33
Services	15,561	17	10,624	15	4,937	46

Total revenue	$92,541	100%	$72,942	100%	$19,599	27%

     We generate recurring revenue from both maintenance and subscription arrangements, which are recognized ratably over the contractual term of the arrangement or agreement.
     Recurring revenue for the nine months ended June 30, 2008 was $42.1 million, an increase of 16%, or $5.9 million from the nine months ended June 30, 2007. The increase in recurring revenue resulted from (a) an increase in subscription revenue attributable to the impact of the MarketingCentral acquisition (b) additional maintenance fees on sales of new licenses and (c) additional subscription revenue related to sales of Affinium NetInsight. Recurring revenues as a percentage of total revenue was 45% for the nine months ended June 30, 2008 as compared to 49% for the nine months ended June 30, 2007.
Revenue by Geography

	Nine Months Ended June 30,
	2008		2007
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
North America	$59,455	64%	$54,861	75%	$4,594	8%
International	33,086	36	18,081	25	15,005	83

Total revenue	$92,541	100%	$72,942	100%	$19,599	27%

     For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.
     Total revenue for North America for the nine months ended June 30, 2008 was $59.5 million, an increase of 8%, or $4.6 million from the nine months ended June 30, 2007. The increase in total revenue for North America was primarily related to an increase in license revenue and subscription revenue. The increase in international revenue was primarily due to increased license and professional services revenue in both Europe and Asia which is reflective of our increased market presence in these regions.

Cost of Revenue and Gross Margin

	Nine Months Ended June 30,
	2008		2007
	(Dollars in thousands)
		Gross		Gross
		Margin on		Margin on	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$2,453	93%	$1,945	93%	$508	26%
Maintenance and services	19,392	60	13,663	66	5,729	42
Subscription	2,019	79	523	92	1,496	286

Total cost of revenue	$23,864	74%	$16,131	78%	$7,733	48%

     Cost of license revenue for the nine months ended June 30, 2008 was $2.5 million, an increase of 26% or $508,000, from the nine months ended June 30, 2007. The increase in cost of license revenue was primarily due to (a) a $251,000 increase in labor related costs and (b) a $48,000 increase in royalties. Royalties paid for third-party licensed technology represented 2% of total license revenue for the nine months ended June 30, 2008. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to remain between 1% and 2% of total license revenue. Gross margin on license revenue was 93% in the nine months ended June 30, 2008 and 2007.
     Cost of maintenance and services for the nine months ended June 30, 2008 was $19.4 million, an increase of 42% or $5.7 million from the nine months ended June 30, 2007. The increase in cost of maintenance and services revenue was primarily due to (a) a $4.0 million increase in labor related costs to support increased customer implementations and a growing installed customer base (b) a $686,000 increase in subcontractor costs related to increased customer implementations and (c) a $318,000 increase in share-based compensation. Gross margin on maintenance and services revenue was 60% in the nine months ended June 30, 2008, down from 66% for the nine months ended June 30, 2007. The reduction in gross margin is primarily related to the increase in the mix of services revenue compared to maintenance revenue. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we use subcontractor services.
     Cost of subscription revenue for the nine months ended June 30, 2008 was $2.0 million, an increase of 286%, or $1.5 from the nine months ended June 30, 2007. The increase in cost of subscription revenue was due to an increase in labor-related expenses, primarily related to an increase in hosting-related activities including the impact of the MarketingCentral acquisition.

Operating Expenses

	Nine Months Ended June 30,
	2008		2007
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$37,407	40%	$29,088	40%	$8,319	29%
Research and development	17,737	19	15,863	22	1,874	12
General and administrative	14,526	16	11,831	16	2,695	23
Restructuring charges	(286)	—	1,244	2	(1,530)	(123)
Amortization of acquired intangible assets	1,179	1	1,179	1	—	—

Total operating expenses	$70,563	76%	$59,205	81%	$11,358	19%

     Sales and Marketing. Sales and marketing expense for the nine months ended June 30, 2008 was $37.4 million, an increase of 29%, or $8.3 million from the nine months ended June 30, 2007. The increase was primarily a result of (a) a $6.6 million increase in labor related due to increased headcount and increased commission expense due to higher revenues (b) a $218,000 increase in marketing programs resulting from increased promotional activity and (c) a $602,000 increase in share-based compensation expense.
     Research and Development. Research and development expense for the nine months ended June 30, 2008 was $17.7 million, an increase of 12%, or $1.9 million from the nine months ended June 30, 2007. The increase in research and development was primarily a result of (a) a $1.4 million increase in labor related expenses, principally due to increased personnel reflecting an increased investment and development of our Affinium product suite and (b) a $175,000 increase in share-based compensation expense. Capitalized software development costs were $237,000 and $80,000 during the nine months ended June 30, 2008 and 2007, respectively.
     General and Administrative. General and administrative expense for the nine months ended June 30, 2008 was $14.5 million, an increase of 23%, or $2.7 million from the nine months ended June 30, 2007. The increase in general and administrative expense was primarily a result of (a) a $1.9 million increase in labor-related expenses in order to support the overall growth of the Company and (b) a $788,000 increase in professional services fees primarily related to the filing of our fiscal 2007 Annual Report on Form 10-K and increased legal fees and tax-related services.
     Restructuring charges/credits. In the fourth quarter of fiscal 2006, we initiated the restructuring of certain of our operations in France to realign our resources in that region. As a result of this initiative, we terminated several employees resulting in a restructuring charge and accrual of $1.2 million for severance and related costs in the first quarter of fiscal 2007. During the nine months ended June 30, 2008, we reversed a portion of the restructuring accrual and recorded a benefit of $286,000 to the statement of operations upon final settlement with an employee.
     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $1.2 million for the nine months ended June 30, 2008 and 2007.

Other Income

	Nine Months Ended June 30,
	2008		2007
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Interest income, net	1,164	1	1,577	2	(413)	(26)%
Other income (expense), net	(171)	—	57	—	(228)	(400)

Other Income	$993	1%	$1,634	2%	$(641)	(39)%

     Interest income, net was $1.2 million for the nine months ended June 30, 2008, a $413,000 decrease from the nine months ended June 30, 2007. Interest income is generated from the investment of our cash balances, less related bank fees. The decrease in interest income, net principally reflected lower interest rates on invested cash balances.
     Other expense, net consisted primarily of foreign currency translation and transaction gains and losses. The change in other expense, net was primarily driven by unfavorable foreign currency exchange rate as compared to the corresponding period in the prior year.
Benefit from Income Taxes

	Nine Months Ended June 30,
	2008		2007
			(As Restated)
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Loss Before		Loss Before		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
Benefit from income taxes	$(603)	68%	$(851)	112%	$248	29%
     Benefit from income taxes was $603,000, or an effective tax rate of 68%, for the nine months ended June 30, 2008, a $248,000 change from the nine months ended June 30, 2007. The change in benefit from income taxes principally reflects the $140,000 increase in our loss before income taxes, offset by a reduction to the benefit for research and development credits and discrete items recorded in the nine months ended June 30, 2008. During the nine months ended June 30, 2008 and 2007, our effective tax rate is different from the statutory tax rate due to the tax impact of accounting for share-based compensation pursuant to the provisions of SFAS 123(R), changes in the mix of actual and estimated jurisdictional earnings and the discrete items noted below.
     During the three months ended June 30, 2008, we recorded a $223,000 discrete item which increased our income tax provision and primarily related to changing the estimate of our prior year liability. Such estimate was based upon amounts included in the September 30, 2007 tax returns, filed in June 2008.
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
     At September 30, 2007, we had available foreign net operating loss carryforwards of $170,000 that do not expire, against which we have a full valuation allowance, U.S. foreign tax credit carryforwards of $163,000 that expire through 2015, state research and development credit carryforwards of $354,000 that begin to expire in 2012, against which we have a full valuation allowance and state net operating loss carryforwards of $630,000 million that expire at various dates through 2027. The extent to which we can benefit from our deferred tax assets in future years will depend on the amount of taxable income we generate.
Liquidity and Capital Resources
     Historically, we have financed our operations and met our capital requirements primarily through funds generated from operations and sales of our capital stock. As of June 30, 2008, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $39.1 million and short-term and long-term investments balances of $3.1 million and $3.0 million, respectively. As of June 30, 2008, we had no outstanding debt.
     Our cash and cash equivalents at June 30, 2008 were held for working capital purposes and were invested primarily in overnight investments, money market funds and commercial paper with maturities of less than ninety days. Our investments at June 30, 2008 consisted primarily of commercial paper, corporate bonds and government agency securities. We do not enter into investments for trading or speculative purposes. Restricted cash of $273,000 at June 30, 2008 was held in a certificate of deposit as collateral for a letter of credit related to the lease agreement for our corporate headquarters in Waltham, Massachusetts, and for our sales office in France. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At June 30, 2008, we were in compliance with this internal policy.
     Net cash provided by operating activities was $8.7 million in the nine months ended June 30, 2008, compared to net cash provided by operating activities of $12.0 million in the nine months ended June 30, 2007. Net income adjusted for non-cash expenses (including depreciation, amortization of intangible assets, share-based compensation and deferred tax benefits) increased to $7.4 million in the nine months ended June 30, 2008 from $5.3 million in the nine months ended June 30, 2007, an increase of $2.1 million. Increases in deferred revenue, accounts payable provided additional sources of cash. These increases in operating cash flow in the nine months ended June 30, 2008 were offset by increases in accounts receivable, prepaid expenses and other current assets and accrued expenses.
     Investing activities provided $11.5 million and consumed $18.2 million of cash in the nine months ended June 30, 2008 and 2007, respectively. In the nine months ended June 30, 2008, $2.0 million of cash was used for purchases of property and equipment which primarily related to purchases of computer equipment and software to support increased headcount and increased investment in our on-demand business. In the nine months ended June 30, 2007, purchases of property and equipment consumed $2.3 million.
     Our financing activities provided cash of $342,000 and $1.8 million for the nine months ended June 30, 2008 and 2007, respectively. In the nine months ended June 30, 2008 and 2007, $802,000 and $528,000, respectively, was used to pay withholding taxes related to restricted stock units.
Contractual Obligations and Requirements.
     Our significant lease obligations relate to our corporate headquarters in Waltham, Massachusetts as well as our facility in the United Kingdom. Upon expiration of current headquarters operating leases in 2009, we expect to renew the existing lease, or contract for new leased facilities, at prevailing rates. In July 2008, the Company entered into a lease agreement for a facility in the United Kingdom. As part of the lease agreement, the Company is committed to pay a total of $1.1 million in rent payments through September 2013. Our contractual commitments as of June 30, 2008 are not materially different from the amounts disclosed as of September 30, 2007 in our fiscal 2007 Annual Report on Form 10-K.
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
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142. FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations,” or SFAS 141(R), and other U.S generally accepted accounting principles, or GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the effect that the adoption of FSP 142-3 will have on its results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
     Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Some of our agreements with foreign customers involve payments denominated in currencies other than the U.S. dollar, which may create foreign currency exchange risks for us. Revenue denominated in currencies other than the U.S. dollar represented 31% of total revenue in the nine months ended June 30, 2008, 21% in fiscal 2007 and 16% in fiscal 2006.
     As of June 30, 2008, we had $9.9 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of June 30, 2008, the fair value of our receivables denominated in currencies other than the U.S. dollar would have fluctuated by $995,000. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense). Exchange rate fluctuations on long-term intercompany accounts, which are invested indefinitely without repayment terms, are recorded in accumulated other comprehensive income (loss) in stockholders’ equity.
Interest Rate Risk
     At June 30, 2008, we had unrestricted cash and cash equivalents of $39.1 million, short-term investments of $3.1 million and long-term investments of $3.0 million. These amounts were invested primarily in money market funds, commercial paper and corporate bonds, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short-term interest rates and determined that, due to the size and duration of our investment portfolio, a 100-basis-point increase in interest rates would not have any material exposure to changes in the fair value of our portfolio at June 30, 2008. Declines in interest rates, however, would reduce future investment income.
Credit Risk
     Our exposure to credit risk consists principally of accounts receivable and purchased customer receivables. We maintain reserves for potential credit losses which, on a historical basis, have been limited due to our ongoing credit review procedures and the general creditworthiness of our customer base. No customers accounted for greater than 10% of our accounts receivable balance at June 30, 2008 and September 30, 2007.

Item 4.	Controls and Procedures
Effectiveness of Disclosure Controls and Procedures
     An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures were not effective as of June 30, 2008 because of the material weakness cited below.
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of June 30, 2008, we did not have effective controls over the accounting for taxes, including the determination and reporting of state income taxes, state sales taxes, deferred tax assets and the income tax provision. Specifically, we did not properly evaluate the realizability of a state tax benefit and related deferred tax assets and we did not perform an effective analysis to ensure the completeness and accuracy of our state sales taxes and income taxes. This control deficiency resulted in the misstatement of the aforementioned accounts and disclosures and in the restatement of our interim consolidated financial data for fiscal 2007. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement of our interim or annual consolidated financial statements and disclosures that would not be prevented or detected. Accordingly, as of June 30, 2008, our management has determined that this control deficiency constitutes a material weakness.
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
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     In addition to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2007 filed with the Securities and Exchange Commission on January 7, 2008, the following risk factor pertains to us.
Current economic conditions could negatively affect demand for our products and services.
     The current unfavorable economic conditions in North America could negatively impact the results of operations of our customers, which in turn could negatively impact the spending by our current and prospective customers on our software and services. Given that we have numerous customers in certain of the industries most impacted by the current unfavorable economic conditions, including financial services and retail, this could have an adverse effect on our business, financial condition and results of operations. In addition, to the extent the unfavorable economic conditions extend to international regions where we do business, our international business may also be adversely affected.

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

UNICA CORPORATION
Date: August 8, 2008	/s/ Yuchun Lee
Yuchun Lee
Chief Executive Officer, President and Chairman

Date: August 8, 2008	/s/ Ralph A. Goldwasser
Ralph A. Goldwasser
Senior Vice President and Chief Financial Officer [Principal Financial Officer]

Date: August 8, 2008	/s/ Kevin R. Thimble
Kevin R. Thimble
Vice President and Corporate Controller [Principal Accounting Officer]