Form 10-K
period 2008-09-30
UNICA CORP
filed 2008-12-15
CIK 1138804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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
(781) 839-8000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $0.01 par value per share	Nasdaq Global Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2008 was approximately $55,258,000 based on the last reported sale price of the common stock on The Nasdaq Global Market on March 31, 2008.

The number of shares of the registrant’s common stock outstanding as of December 8, 2008 was 20,890,000.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended September 30, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exceptions of the portions of the Proxy Statement expressly incorporated by reference herein, such document shall not be deemed filed with this Annual Report on Form 10-K.

UNICA CORPORATION
ANNUAL REPORT ON
FORM 10-K
FOR FISCAL YEAR ENDED SEPTEMBER 30, 2008

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

References to “Unica,” “the Company,” “registrant,” “we,” “us,” “our,” and similar pronouns refer to Unica Corporation and its consolidated subsidiaries.

PART I

Item 1.	Business

Overview

Unica Corporation was incorporated in Massachusetts in December 1992 and reincorporated in Delaware in June 2003. We are a leading provider of software and services used to automate marketing processes. Our comprehensive set of integrated software modules is offered under the “Affinium®” and “MarketingCentral” names. Focused exclusively on the needs of marketers, Unica’s software streamlines the marketing process for relationship, online, and brand marketing — from analysis and planning, to budgeting, production management, execution and measurement. Offering one of the most comprehensive Enterprise Marketing Management (EMM) suites on the market, Unica’s software delivers a marketing “system of record” — a dedicated solution through which marketers capture, record and easily manage marketing activity, information and assets, rapidly design online and offline campaigns, analyze web usage data, and report on performance. Our solutions are designed to benefit our customers by increasing their revenue and profitability, improving their visibility to marketing activity, and strengthening their marketing investment accountability.

Our software products can be licensed on a perpetual or subscription basis, and can be deployed either at the customer’s location (“on premise deployment model”) or managed as a remotely hosted solution by our Marketing Services Providers (MSPs) or, for certain products, by Unica (using “on-demand” versions of our software). Our software uses an open, scalable and flexible product architecture with built-in data access functionality, which facilitates rapid implementation and deployment in any deployment model.

Our worldwide, installed base consists of over 800 customers in a wide range of industries, including financial services, insurance, retail, telecommunications, and travel and hospitality. Our customers include four of the top five global telecommunications providers, all top ten retail banks in the U.S., five of the top ten travel and leisure companies in the U.S., six of the top ten global life sciences companies, four of the top five global automotive manufacturers, twelve of the top twenty U.S. retailers, and five of the top ten global insurance companies, as well as numerous large and medium-sized companies across other industries. We offer our software primarily through our direct sales force, as well as through alliances with MSPs, resellers, distributors and systems integrators. We also provide a full range of services to our customers, including implementation, training, consulting, maintenance and technical support, best practices, and customer success programs. In addition to reselling and deploying our products, MSPs and systems integrators also offer a range of marketing program design, support, and execution services on an on-demand or outsourced basis.

Available Information

Our website address is www.unica.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). Our reports filed with the SEC are also available at the SEC’s website at www.sec.gov. Our Code of Business Conduct and Ethics, and any amendments to our Code of Business Conduct and Ethics, are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Industry Background

According to industry analyst Gartner, Inc., total global marketing spend will top $1.0 trillion in 2008. Despite the significant investments in media advertising, promotions, direct marketing activities, Internet advertising and other marketing services, most businesses have not fully automated their marketing functions or developed capabilities to measure and continually improve results. Other business functions, such as sales, manufacturing, logistics and finance, have implemented comprehensive software applications to automate workflow, business processes, information management and measurement. Marketing organizations, however, typically continue to rely on a combination of manual processes, internally developed software programs, and desktop office productivity software such as graphics packages, word processing and spreadsheets to conduct marketing activities limiting their ability to effectively manage, track and measure results or improve productivity.

Changing Market Dynamics

Powerful trends are reshaping businesses, driving the need for more robust software applications that can meet the changing needs of marketing organizations:

Increase in marketing complexity.  The proliferation of media — particularly the rapid growth in Internet usage, the number of radio, cable and satellite television channels, text messaging, user-generated content, blogs and online gaming — has changed the concept of “mass media” and is requiring marketers to understand, use and measure a broader and more complex marketing mix to reach consumers. The buying process itself has also become cross-channel, as consumers increasingly research decisions on the Internet but then purchase in-store and vice-versa. Forrester Research, Inc. estimates that almost $400 billion of store sales — or 16% of total retail sales — are directly influenced by the Internet as consumers research products online and purchase them offline. This figure is expected to grow at a compound annual growth rate of 17% over the next five years, resulting in more than $1 trillion of store sales by 2012. In response to this growth, Forrester’s recent “US Interactive Marketing Forecast 2007 To 2012” projects that marketers will increase their spending in interactive channels (e.g. email, search, online video etc) by a compound growth rate of 27% from 2007 to 2009. We believe marketers must use technology to understand buyers’ online and offline behavior and productively market to them across channels.

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

Enterprise Marketing Management

Enterprise Marketing Management (EMM) solutions help businesses manage the complexities and processes of marketing and achieve customer-relevancy, all while driving revenue growth, cost efficiencies, and accountability. With EMM solutions, marketers can manage the end-to-end process of marketing, from analysis to planning, creative production management, execution and measurement. EMM solutions contain unique capabilities to help marketers manage this process for all aspects of marketing including brand, direct and online marketing.

In response to changing market dynamics and the availability of comprehensive marketing software suites, such as ours, marketing executives are increasingly acknowledging a need for EMM. According to Forrester Research, a significant, and growing, majority of marketers — 83% — agree that they need a more comprehensive and integrated application suite in order to increase their effectiveness.

Based on this growing need for EMM software, a sizable market opportunity has developed for providers that can offer a comprehensive EMM solution. Forrester forecasted in 2007 that the worldwide market for enterprise marketing platforms, including software license and maintenance revenues, will grow from just more than $1.7 billion in 2007 to just under $5.5 billion in 2013.

Our Enterprise Marketing Management Solutions

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

Maintain product leadership in the marketing domain.  We intend to build upon our product and technology leadership by continuing to invest in research and development to expand our EMM offerings and increase the functionality of our current offerings. In spite of the growing awareness of and need for complete and integrated EMM solutions, the purchasing of marketing solutions remains fragmented within many large corporations, with the online marketing group acting independently from the direct marketing or marketing communications teams. Unica expects to maintain market leadership through our solutions designed to meet the needs of specific marketing challenges and teams, such as online marketing, while attempting to lead the market to the converged EMM solution that we believe is currently emerging. Thus, we intend to continue to deepen capabilities within our offerings, such as real-time marketing, while continuing to expand the breadth of our capabilities to meet the needs of more organizations.

Lead in the emerging interactive marketing market.  As noted above, old marketing channels have faded, new channels have arisen, and all channels are becoming more personal and addressable. Meanwhile, customers have gained immense power and they are leveraging it to the fullest.

Marketing must become fully interactive, capable of engaging each customer and prospect in a cross-channel dialog that builds upon his or her past and current behavior. To achieve interactive marketing, companies must move away from traditional outbound “push” marketing campaigns and move to event-triggered, real-time, inbound, multistage, and multi-channel tactics.

Unica has developed a single solution to meet these interactive marketing goals: Unica Interactive Marketing. This solution reflects our experience supporting the marketing function in more than 800 enterprises on six continents. While many companies offer software that supports fragments of interactive marketing (e.g., in a single channel only), we believe we have the solution and experience required to truly make interactive marketing a reality.

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

Penetrate new markets and market segments.  The market for EMM solutions is in its early stages. According to Gartner, Inc.’s “Hype Cycle for CRM Marketing Applications, 2008,” dated June 30, 2008, only one to five percent of the target market has currently adopted EMM. We intend to continue to penetrate verticals in which we are already strong but for which there remains room for growth, reach into new industries and vertical markets and expand geographically through investments in direct sales and partners.

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

Our software offerings consist of eight top-level modules: Campaign, Plan, Detect, Leads, NetInsight, Model, MarketingCentral and Insight. The modular design of our offerings provides our customers with flexibility to deploy all of our offerings at once or to implement our software products individually or incrementally. By deploying multiple modules, a business can, for example, coordinate and measure all of its direct marketing operations, act upon analytically generated insights, and prepare consolidated reports that facilitate the evaluation and dissemination of marketing program results. Moreover, we have designed our modules to be integrated with each other. In addition, through our open and flexible product architecture, we enable data integration with existing third- party enterprise applications as well as migration from previous EMM implementations. As a result, our software allows marketing objects, such as customer segment definitions, digital assets, offers, customer treatment strategies and other marketing content, to be created once and then shared throughout a business, thereby increasing productivity, re-use, and consistency across multiple channels, and creating the marketing system of record. The consistent user interface across all of the Affinium modules reduces training costs and speeds user adoption.

Affinium Campaign allows marketing organizations to easily create, test and execute customer interaction strategies across outbound and inbound touch points using a common graphical user interface. Marketers can quickly create powerful marketing campaign logic using graphical flowcharts. Reusable campaign templates can be adapted to deliver personalized acquisition, retention, cross-selling and other treatment strategies through outbound channels such as direct mail, email, telemarketing and the web. Marketers can use Affinium Campaign to test customer interaction strategies by iteratively changing customer selection criteria, promotional offer materials or personalized digital marketing appearances, and then evaluate the effectiveness of each strategy before executing a program. We also offer several optional modules to extend Affinium Campaign’s capabilities, to include electronic messaging of personalized email and mobile text messages, real-

time marketing analysis of recent interactions and historical patterns, optimization analysis and a centralized repository of marketing campaigns.

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

Customers

We have a worldwide installed base of over 800 companies and thousands of users in a broad range of industries. A significant number of these companies sublicense our products from MSPs, as described under “Alliances — Marketing Service Providers” below. See Note 13 to our consolidated financial statements for geographic data regarding our revenue from customers located outside of the United States.

We target our sales and marketing efforts to a wide variety of industries, focusing on marketing executives and the IT staff that support them. We have focused our sales efforts to date principally on the financial services, insurance, media, retail and telecommunications industries as these industries include significant numbers of businesses with large numbers of customers and prospects.

No single customer accounted for 10% or more of our total revenue in fiscal 2008, 2007 or 2006.

Sales and Marketing

We sell and market our software primarily through our direct sales force and in conjunction with MSPs, systems integrators and distributors. In addition to our headquarters in Waltham, Massachusetts, we have sales offices in several U.S. cities. Outside the United States, our primary sales offices are in France, the United Kingdom and Singapore.

Sales.  Our direct sales force, which consists of account executives, subject matter experts, technical pre-sales engineers, inside sales account development representatives, alliance partner managers and sales management is responsible for the worldwide sale of our products to businesses across multiple industries and is organized into named account, geographic, product and channel focus.

Marketing.  Our marketing activities consist of a variety of programs designed to generate sales leads and build awareness of our company and our offerings. These activities include traditional product marketing functions, such as production of both hardcopy and digital product and company promotional material, gathering of customer and partner input for new product features, and creation of solution demonstrations. We build awareness of our company and generate sales leads through Internet marketing, such as blogs, search engine marketing and display ads; trade shows; seminars; direct mail; customer and partner events; and limited print advertising.

Alliances

We enter into alliances with MSPs, systems integrators and distributors to acquire new customers and to provide existing customers with a full spectrum of implementation services and training support, customer data management, and marketing program design and support. An MSP or systems integrator participated in selling or deploying Affinium software in a significant number of our perpetual and subscription license agreements in fiscal 2008. Our alliance strategy enables us to become part of a total marketing solution for businesses and provides the potential, through referrals and co-marketing opportunities, to expand our contacts with prospects in new and existing markets. We will seek alliance opportunities with additional MSPs, systems integrators and distributors, particularly in additional countries outside the United States, that can complement or expand our business by offering configuration and integration support, data management and strategic marketing services.

Marketing Service Providers.  MSPs offer a range of data services, marketing program design, support, and execution services on an on-demand or outsourced basis. We selectively establish and maintain relationships with MSPs to resell and deploy our products. Current significant MSPs include Acxiom, Epsilon and Harte Hanks as well as other MSPs in North America, EMEA and Asia Pacific. We enter into subscription arrangements with MSPs with and the MSPs then enter into sublicenses of those offerings with their own clients.

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

Our research and development expense totaled $23.0 million in fiscal 2008, $22.0 million in fiscal 2007, and $17.1 million in fiscal 2006.

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

As of September 30, 2008, we had five issued U.S. patents and had eighteen pending U.S. patent applications. We file applications for patents on certain inventions in the United States, and in each case consider whether filing for protection in selected foreign jurisdictions is appropriate. We evaluate ideas and inventions for patent protection with a team of engineers, product managers and internal counsel, in consultation with our outside patent counsel. These issued patents and pending patent applications relate to various systems and methods, including offer management, lead management, data mining, modeling, and optimization. The issued patents we own will expire in 2018. We anticipate filing more patent applications in the ordinary conduct of our business.

“Unica” is a registered trademark in the United States, the European Union, Australia, India, Japan, Norway, South Korea and Singapore. “Affinium” is registered as a trademark in the United States, the European Union, Argentina, Australia, Chile, China, Columbia, India, Japan, Mexico, Norway, Singapore, South Korea and Switzerland. The “Unica & Design” (Unica with the crescent) mark is registered in the United States, Australia, Japan, Norway, Singapore, South Korea and Switzerland. We also hold trademarks and service marks identifying certain product and service offerings. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We also pursue foreign copyrights, trademarks and service marks where applicable and necessary. Although we typically consider whether filing for patent protection in foreign jurisdictions is appropriate, to date we have not pursued patent protection in any foreign countries.

We have incorporated third-party licensed technology into our current product offerings. Royalties paid for this third-party licensed technology represented 2% of total revenue in fiscal 2008, 2007 and 2006, and we expect this percentage to remain relatively constant for the foreseeable future.

Employees

As of September 30, 2008, we had a total of 519 employees, consisting of 158 employees in sales and marketing, 202 employees in research and development, 93 employees in services groups, and 66 employees in general and administrative functions. A total of 156 of those employees were located outside of the United States.

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

Current macro-economic conditions could negatively impact our results of operations.

The current unfavorable macro-economic conditions could negatively impact the results of operations of our customers, which in turn could negatively impact the spending by our current and prospective customers on our software and services. Given that we have numerous customers in certain of the industries most impacted by the current unfavorable economic conditions, including financial services and retail, this could have an adverse effect on our business, financial condition and results of operations. If the economic climate in the U.S. or abroad does not improve from its current condition or continues to deteriorate, our customers or potential customers could reduce or delay their purchases of our products, which would adversely impact our revenues and our profitability.

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

Our success depends in large part on our proprietary technology. We rely on a combination of patents, trademarks, copyrights, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our software products and services. We cannot assure you that these protections will be adequate to prevent our competitors from copying or reverse-engineering our products, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. As of September 30, 2008, we had five issued U.S. patents and eighteen pending U.S. patent applications. We may, however, be unable to obtain additional patent protection in the future. In addition, any current or future patents issued to us may not provide us with any competitive advantages, or may be challenged by third parties. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Accordingly, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Furthermore, we cannot be sure that steps we take to protect our proprietary rights will prevent misappropriation of our intellectual property.

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

Our primary sales offices are in France, the United Kingdom and Singapore. Revenue from customers located outside of North America accounted for $44.1 million, or 36% of total revenue in fiscal 2008, $27.3 million, or 27% of total revenue in fiscal 2007 and $17.4 million, or 21% of total revenue in fiscal 2006. Our international operations are subject to a number of risks and potential costs, including:

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

Taxing authorities could challenge our historical and future tax positions as well as our allocation of taxable income among our subsidiaries

The amount of income taxes we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. We have taken and will continue to take tax positions based on our interpretation of such tax laws. While we believe that we have complied with all applicable income tax laws, there can be no assurance that a taxing authority will not have a different interpretation of the law and assess us with additional taxes. Should additional taxes be assessed, this may result in a material adverse effect on our results of operations or financial condition.

We conduct sales, marketing, professional services and research and development operations through our subsidiaries located in various tax jurisdictions around the world. While our transfer pricing methodology is based on economic studies which we believe are reasonable, the price charged for these services could be challenged by the various tax authorities resulting in additional tax liability, interest and/or penalties.

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

Through, in part, the documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management has concluded that we did not maintain effective controls over the accounting for deferred maintenance and subscription revenue, including the determination and reporting of deferred maintenance and subscription revenue balances as well as the recognition of maintenance and subscription revenue. Management has determined that this control deficiency represented a material weakness as of September 30, 2008. This material weakness and our remediation plans are described further in Item 9A-Controls and Procedures in this Annual Report on Form 10-K.

Prior to the elimination of this material weakness, there remains risk that the controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement of our financial statements. In addition, because of inherent limitations, such controls and procedures may not prevent or detect misstatements. Any material weakness or the unsuccessful remediation thereof could have a material adverse effect on reported results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner.

Goodwill and other intangible assets represent a significant portion of our assets, and any impairment of goodwill or other intangible assets would adversely impact our net income.

At September 30, 2008, we had goodwill of $26.2 million and other intangible assets of approximately $6.8 million, net of accumulated amortization. Our goodwill is subject to an annual impairment test, and both goodwill and other intangible assets are also tested whenever events and circumstances indicate that they may be impaired. Such events or conditions could include an economic downturn in our customers’ industries, increased competition, or other information regarding our market value, such as a reduction in our stock price to a price at, near or below our book value for a period of time, which could indicate a triggering event and a possible impairment of goodwill. Any excess goodwill resulting from the impairment test must be written off in the period of determination. During the quarter ended September 30, 2008, we performed our annual impairment test of our goodwill. We determined that our goodwill was not impaired based on this test. In addition, we will continue to incur non-cash charges relating to the amortization of our intangible assets other than goodwill, over the remaining useful lives of such assets. Future determinations of significant write-offs of goodwill or intangible assets resulting from an impairment test or any accelerated amortization of intangible assets could have a significant impact on our net income and affect our ability to achieve profitability. Although we do not believe that any impairment of goodwill or other intangible assets exists at this time, in the event that such a condition or event occurs, we may record charges which could have a material adverse effect on our results of operations.

Our inability to sustain our historical maintenance renewal rates and pricing would adversely affect our operating results.

We generate maintenance fees revenue from sales of maintenance associated with licensed software. We generally sell maintenance on an annual basis. In each of the last three fiscal years, customers have renewed maintenance arrangements at a renewal rate of greater than 88%. We cannot assure you that we will succeed in sustaining this rate of maintenance renewals. Moreover, we are facing competitive and other pressures to reduce the pricing of our maintenance arrangements. If we fail to sustain our historical level of maintenance renewals or our historical pricing, our maintenance fees revenue and total revenue would decrease and our operating results would be adversely affected.

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

We intend to continue to pursue acquisitions of businesses, technologies and products that will complement our existing operations. On December 20, 2005, we acquired certain assets of MarketSoft Software Corporation and on March 22, 2006, we acquired Sane Solutions, L.L.C. Most recently, on July 12, 2007, we acquired MarketingCentral L.L.C., as described in Note 3 to our consolidated financial statements. We cannot assure you that these acquisitions or any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:

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

We anticipate that our executive officers and directors and entities affiliated with them will, in the aggregate, continue to beneficially own a substantial portion of our outstanding common stock in the near term. In particular, Yuchun Lee, our co-founder, chief executive officer, president and chairman, beneficially owned approximately 22% of our outstanding common stock as of September 30, 2008. Our executive officers, directors and affiliated entities, if acting together, would be able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.

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

We also lease office space in Paris, France; Pune, India; Egham, England; Singapore; Brussels, Belgium; Amsterdam, Netherlands; Munich, Germany; Madrid, Spain; Melbourne, Australia and Seoul, Korea. Our aggregate rent expense was $3.7 million in fiscal 2008. For more information about our lease commitments, see Note 7 to our consolidated financial statements, Commitments and Contingencies.

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

No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 2008.

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

Stock Market Information

Our common stock is listed on The Nasdaq Global Market under the trading symbol UNCA. The following table sets forth the high and low sales prices of our common stock, as reported by The Nasdaq Global Market, for each quarterly period within our two most recent fiscal years:

	High	Low

Fiscal 2007
First quarter	$14.20	$9.70
Second quarter	$14.10	$10.86
Third quarter	$17.98	$12.26
Fourth quarter	$15.99	$9.50
Fiscal 2008
First quarter	$13.01	$8.37
Second quarter	$9.58	$6.15
Third quarter	$8.69	$6.20
Fourth quarter	$9.35	$7.31

The closing sale price of our common stock, as reported by The Nasdaq Global Market, was $4.96 on December 8, 2008.

Holders

As of December 8, 2008 there were approximately 110 stockholders of record of our common stock based on the records of our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is included under the caption “Equity Compensation Plan Information” in our Proxy Statement related to the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later that 120 days after the end of our fiscal year and is incorporated herein by reference.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any unregistered securities during the fiscal year ended September 30, 2008. We sold an aggregate of 4,470,000 shares of our common stock, $0.01 par value, in our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-120615) that was declared effective by the SEC on August 3, 2005. Our aggregate net proceeds totaled $38.5 million, consisting of net proceeds of $31.8 million from our sale of 3,750,000 shares in the firm commitment initial public offering and $6.7 million from our sale of 720,000 shares upon the exercise of an over-allotment option granted to the underwriters in the offering. We have used a portion of the proceeds to fund a $1.0 million redemption payment to the holders of our Series B Preferred Stock as of August 3, 2005, the $7.3 million purchase of certain assets and assumed liabilities of MarketSoft in December 2005, the $21.8 million purchase of Sane in March 2006 and the $12.5 million purchase of MarketingCentral in July 2007. With the exception of these payments, none of our net proceeds from the initial public offering have been applied. Pending such application, we have invested the remaining net proceeds in cash, cash equivalents and short-term investments, in accordance with our investment policy, in commercial paper, money-market mutual funds and municipal bonds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.

Performance Graph

The following performance graph and related information is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return to stockholders of our common stock for the period from August 3, 2005, the date of our initial public offering, to September 30, 2008, to the cumulative total return of the Nasdaq Stock Market (U.S.) Index and the Nasdaq Computer & Data Processing Index for the same period. This graph assumes the investment of $100.00 on August 3, 2005 in our common stock, the Nasdaq Stock Market (U.S.) Index and the Nasdaq Computer & Data Processing Index and assumes any dividends are reinvested.

COMPARATIVE STOCK PERFORMANCE
Among Unica Corporation
The Nasdaq Stock Market (U.S.) Index and
The Nasdaq Computer & Data Processing Index

	August 3,	September 30,	September 30,	September 30,	September 30,
	2005	2005	2006	2007	2008
Unica Corporation	$100.00	$93.77	$87.96	$95.90	$66.95
Nasdaq Stock Market (U.S.) Index	$100.00	$97.06	$101.88	$121.86	$94.36
Nasdaq Computer & Data Processing Index	$100.00	$96.63	$100.39	$123.04	$91.98

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below as of September 30, 2008 and 2007 and for the years ended September 30, 2008 and 2007 are derived from our financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and included elsewhere in this Annual Report. The selected consolidated financial data set forth below for the year ended September 30, 2006 are derived from our financial statements audited by Ernst & Young LLP, an independent registered public accounting firm, and included elsewhere in this Annual Report. The selected consolidated financial data as of September 30, 2006, 2005 and 2004 and for the years ended September 30, 2005 and 2004 are derived from our audited financial statements not included in this Annual Report.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated Income Statement Data:
Revenue:
License	$42,877	$38,970	$35,023	$26,198	$22,278
Maintenance and services	64,511	54,318	40,876	32,697	23,870
Subscription	13,743	8,955	6,512	4,653	2,567

Total revenue	121,131	102,243	82,411	63,548	48,715
Costs of revenue:
License	3,118	2,782	1,924	854	637
Maintenance and services	25,461	18,958	13,854	10,554	8,003
Subscription	2,862	692	429	228	122

Total cost of revenue	31,441	22,432	16,207	11,636	8,762

Gross profit	89,690	79,811	66,204	51,912	39,953
Operating expenses:
Sales and marketing	49,747	41,068	33,446	26,802	22,971
Research and development	22,971	22,034	17,085	11,466	8,333
General and administrative	19,078	16,362	11,549	6,927	4,206
Restructuring charges (credits)	(286)	1,244	255	—	—
In-process research and development	—	—	4,037	—	—
Amortization of acquired intangible assets	1,573	1,572	1,109	460	433

Total operating expenses	93,083	82,280	67,481	45,655	35,943

Income (loss) from operations	(3,393)	(2,469)	(1,277)	6,257	4,010
Interest income, net	1,448	2,056	2,047	660	173
Other income (expense), net	(383)	108	(57)	(67)	50

Income (loss) before income taxes	(2,328)	(305)	713	6,850	4,233
Provision for (benefit from) income taxes	7,411	(801)	37	2,329	769

Net income (loss)	$(9,739)	$496	$676	$4,521	$3,464

Net income (loss) per common share:
Basic	$(0.48)	$0.02	$0.04	$(0.03)	$0.18

Diluted	$(0.48)	$0.02	$0.03	$(0.03)	$0.16

Shares used in computing net income (loss) per common share:
Basic	20,443	19,857	19,267	11,342	9,420

Diluted	20,443	20,782	20,235	11,342	10,829

On October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), Share-Based Compensation, which requires us to recognize expense related to the fair value of share-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated our financial results for prior periods.

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

In the preceding table, cost of revenue and operating expenses include share-based compensation expense as follows:

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(In thousands)

Shared-based compensation expense:
Cost of maintenance and services revenue	$898	$590	$273	$94	$24
Sales and marketing expense	2,389	1,706	776	171	40
Research and development expense	1,294	1,151	678	68	30
General and administrative expense	2,144	2,073	1,291	120	17

Total share-based compensation expense	$6,725	$5,520	$3,018	$453	$111

	As of September 30,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$35,799	$18,493	$30,501	$43,754	$23,773
Short-term investments	11,482	19,614	9,537	16,172	—
Working capital	21,304	20,455	23,923	45,298	11,107
Total assets	116,909	121,348	104,647	81,604	42,414
Total deferred revenue	37,102	38,632	33,886	24,634	20,290
Redeemable preferred stock	—	—	—	—	15,364
Total stockholders’ equity (deficit)	60,006	62,919	54,607	46,373	(1,558)

On October 1, 2007, the Company adopted the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-2”), which requires the Company to accrue an estimated liability for sabbatical leave over the requisite service period. Prior to the adoption of EITF 06-2, the Company recorded a liability for sabbatical leave upon an employee vesting in the benefit, which occurred when an employee went on leave after completing a six-year service period. The cumulative effect of adopting EITF 06-2 was recorded to retained earnings (accumulated deficit).

On October 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”), which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no cumulative effect upon adoption of FIN 48.

The consolidated financial position and results of operations data reflect our acquisitions of MarketingCentral L.L.C on July 12, 2007 for $12.9 million in cash and assumed liabilities; Sane Solutions, L.L.C. on March 22, 2006 for $27.0 million in cash and assumed liabilities, and $1.8 million in shares of the Company’s common stock; and MarketSoft Corporation on December 20, 2005 for $7.9 million in cash and assumed liabilities. Results of operations for the acquired businesses have been included in the consolidated income statements since their acquisition dates.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report. This Annual Report on Form 10-K contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involved risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in “Risk Factors” in Item 1A on this Annual Report on Form 10-K. Readers should not place undue reliance on our forward-looking statements, and we assume no obligation and do not intend to update any forward-looking statements.

Our fiscal year ends on September 30. References to fiscal 2008, 2007 or 2006, for example, refer to the fiscal year ended September 30, unless otherwise indicated.

Overview

Unica Corporation is a global provider of enterprise marketing management, or EMM — software designed to help businesses increase their revenues and improve the efficiency and measurability of their marketing operations. Our comprehensive set of integrated software modules is offered under the “Affinium” and “MarketingCentral” names. Focused exclusively on the needs of marketers, Unica’s software delivers key capabilities to track and analyze online and offline customer behavior, generate demand and manage marketing process, resources and assets. Our software streamlines the entire marketing process for relationship, brand and Internet marketing — from analysis and planning, to budgeting, production management, execution and measurement. As the most comprehensive EMM suite on the market, Affinium delivers a marketing “system of record” — a dedicated solution through which marketers capture, record and easily manage marketing activity, information and assets, rapidly design campaigns, and report on performance.

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

We sell and market our software primarily through our direct sales force as well as through alliances with MSPs, resellers, distributors and systems integrators. In addition to reselling and deploying our products, MSPs offer a range of marketing program design, support, and execution services on an on-demand or outsourced basis. We also provide a full range of services to our customers, including implementation, training, consulting, maintenance and technical support, and customer success programs. We have sales offices across the United States, including at our headquarters in Waltham, Massachusetts. Our primary sales offices outside of the United States are in France, the United Kingdom and Singapore. In addition, we have a research and development office in India. We have a worldwide installed base of over 800 companies in a wide range of industries. Our current customers operate principally in the financial services, retail, telecommunications, and travel and hospitality industries.

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

License Revenue

Perpetual Licenses.  Licenses to use our software products in perpetuity generally are priced based on (a) either a customer’s database size (including number of database records) or a platform fee and (b) a specified number of users. With respect to our Affinium NetInsightTM product, licenses are generally priced based on the volume of traffic and complexity of a website. We recognize perpetual license revenue at the time of product delivery, provided all other revenue recognition criteria have been met, pursuant to the requirements of Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. When we license our software on a perpetual basis through an MSP or systems integrator, we recognize revenue upon delivery of the licensed software to the MSP or systems integrator only if (a) the customer of the MSP or systems integrator is identified in a written arrangement between the MSP or systems integrator and us and (b) all other revenue recognition criteria have been met.

Maintenance and Services Revenue

Maintenance and services revenue is generated from sales of (a) maintenance, including software updates and upgrades and technical support associated with the sale of perpetual software licenses and (b) services, including implementation, training, consulting, and reimbursable travel.

Maintenance.  We sell maintenance on perpetual licenses that includes technical support and software updates and upgrades on a when and if available basis. Revenue is deferred at the time the maintenance agreement is initiated and is recognized ratably over the term of the maintenance agreement.

Services.  We sell implementation services and training on a time-and-materials basis and recognize revenue when the services are performed; however, in certain circumstances these services may be priced on a fixed-fee basis and recognized as revenue using a proportional performance method. Services revenue also includes billable travel, lodging and other out-of-pocket expenses incurred as part of delivering services to our customers.

Subscription Revenue

We also market our software under subscription arrangements, typically when our software is hosted either by us, with respect to our Affinium NetInsight and MarketingCentral products, or an MSP with respect to our other products. We have also licensed our Affinium NetInsight product under a subscription arrangement in a non-hosted environment. Subscription revenue includes, for a bundled fee, (a) the right to use our software for a specified period of time, typically one year, (b) updates and upgrades to our software and (c) technical support. Under a subscription agreement, we typically invoice the customer in annual or quarterly installments in advance. Revenue is recognized ratably over the contractual term of the arrangement commencing on the date at which all services under related work orders are completed.

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

Cost of maintenance and services revenue consists primarily of (a) salaries, other labor related costs, share-based compensation, facilities and other overhead related to professional services and technical support personnel, and (b) cost of services provided by subcontractors for professional services and out-of-pocket expenses.

Cost of subscription revenue includes the allocation of specific costs including labor-related and overhead costs associated with technical support, documentation and professional services personnel as well as costs associated with hosting-related activities.

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

Research and Development.  Research and development expense consists primarily of (a) salaries, other labor related costs and share-based compensation related to employees working on the development of new products, enhancement of existing products, quality assurance and testing and (b) facilities and other related overhead. Prior to fiscal 2007, all of our research and development costs were expensed as incurred as all costs potentially capitalizable were insignificant to the consolidated financial statements. During the years ended September 30, 2008 and 2007, we capitalized $477,000 and $136,000, respectively, related to software development costs incurred.

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

Amortization of Acquired Intangible Assets.  Cost of revenue includes the amortization of developed core technology acquired in our recent acquisitions. Operating expenses include the amortization of acquired customer contracts and related customer relationships as well as the amortization of trade names.

Share-Based Compensation.  We account for share-based compensation in accordance with SFAS No. 123(R) Share-Based Payment, which requires measurement of all employee share-based compensation awards using a fair-value method and the recording of the related expense in the consolidated financial statements. Staff Accounting Bulletin (SAB) No. 107 and No. 110 provide supplemental guidance for SFAS No. 123(R). We selected the Black-Scholes option-pricing model as the most appropriate fair-value model for our awards and recognize compensation cost on a straight-line basis over the requisite service period of the awards.

Acquisitions

On December 20, 2005, we entered into an Asset Purchase Agreement with MarketSoft Software Corporation (MarketSoft), a provider of lead management and event-detection software and services, pursuant to which we acquired certain assets of MarketSoft in exchange for $7.3 million in cash, as well as transaction costs and the assumption of specified liabilities of MarketSoft. The acquisition was accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards SFAS No. 141, Business Combinations, and our operating results therefore include the results of MarketSoft beginning on the acquisition date.

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

On July 12, 2007, we acquired by merger MarketingCentral, L.L.C. (MarketingCentral), a provider of web-based marketing management solutions. The merger consideration consisted of $12.5 million in cash, as well as transaction costs and the assumption of liabilities of MarketingCentral. The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, and our operating results therefore include the results of MarketingCentral beginning on the acquisition date.

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

Revenue Recognition

We sell our software products and services together in a multiple-element arrangement under perpetual and subscription agreements. We use the residual method to recognize revenues from arrangements that include one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements based on vendor-specific objective evidence (VSOE) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements. Each license arrangement requires that we analyze the individual elements in the transaction and determine the fair value of each undelivered element, which typically includes maintenance and services. We allocate revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately.

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

Revenue for implementation services of our software products that are not deemed essential to the functionality of the software products is recognized separately from license and subscription revenue. If we were to determine that services are essential to the functionality of software in an arrangement, the license or subscription and services revenue from the arrangement would be recognized pursuant to SOP 81-1, Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts. In such cases, we expect that we would be able to make reasonably dependable estimates relative to the extent of progress toward completion by comparing the total hours incurred to the estimated total hours for the arrangement and, accordingly, we would apply the percentage-of-completion method. If we were unable to make reasonably dependable estimates of progress towards completion, then we would use the completed-contract method, under which revenue is recognized only upon completion of the services. If total cost estimates exceed the anticipated revenue, then the estimated loss on the arrangement is recorded at the inception of the arrangement or at the time the loss becomes apparent.

We enter into subscription agreements that include, on a bundled basis, (a) the right to use our software for a specified period of time, (b) updates and upgrades to our software on a when and if available basis, and (c) technical support. Fees paid in connection with a subscription agreement are recognized as revenue ratably over the term of the arrangement, typically one year.

For all of our software arrangements, we do not recognize revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and we deem collection to be probable. In making these judgments, we evaluate these criteria as follows:

•	Evidence of an arrangement. For the majority of our arrangements, we consider a non-cancelable agreement signed by us and the customer to be persuasive evidence of an arrangement. In transactions below a certain dollar threshold involving the sale of our Affinium NetInsighttm product, we consider a purchase order signed by the customer to be persuasive evidence of an arrangement.

•	Delivery. We consider delivery to have occurred when a CD or other medium containing the licensed software is provided to a common carrier or, in the case of electronic delivery, the customer is given electronic access to the licensed software. Our typical end-user license agreement does not include customer acceptance provisions.

•	Fixed or determinable fee. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our normal payment terms. If the fee is subject to refund or adjustment, we recognize the revenue when the refund or adjustment right lapses. If the payments are due beyond our normal terms, we recognize the revenue as amounts become due and payable or as cash is collected.

•	Collection is deemed probable. Customers are evaluated for creditworthiness through our credit review process at the inception of the arrangement. Collection is deemed probable if, based upon our evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we cannot conclude that collection is probable, we defer the revenue and recognize the revenue upon cash collection.

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

Share-Based Compensation

We account for share-based compensation under the provisions of SFAS No. 123(R), which requires us to recognize expense related to the fair value of share-based compensation awards. Pursuant to SFAS 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, which requires us to make assumptions as to volatility, risk-free interest rate, expected term of the awards, and expected forfeiture rate. The computation of expected volatility is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The estimated risk-free interest rate is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The computation of expected option term is based on an average of the vesting term and the maximum contractual life of the Company’s stock options, as described in SAB 107 and SAB 110. Computation of expected forfeitures is based on historical forfeiture rates of the Company’s stock options.

For options and other awards accounted for under SFAS No. 123(R), the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. In addition, certain tax effects of share-based compensation are reported as a financing activity rather than an operating activity in the statement of cash flows.

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of net assets associated with various acquisitions. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not subject to amortization. We allocated a portion of each purchase price to intangible assets, including customer contracts and related customer relationships, developed technology, trade names and acquired licenses that are being amortized over their estimated useful lives of one to 14 years. We also allocated a portion of each purchase price to tangible assets and assessed the liabilities to be recorded as part of the purchase price. The estimates we made in allocating each purchase price to tangible and intangible assets, and in assessing liabilities recorded as part of the purchase, involved the application of judgment and the use of estimates, which could significantly affect our operating results and financial position.

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

Software Development Costs

We evaluate whether to capitalize or expense software development costs in accordance with SFAS No. 86. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. We amortize software development costs, capitalized in accordance with SFAS No. 86, over their estimated useful lives of two years. During the years ended September 30, 2008, 2007 and 2006, we capitalized $132,000, $136,000 and $0, respectively, of software development costs in accordance with SFAS No. 86.

We capitalize certain costs of software developed or obtained for internal use in accordance with SOP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. During the years ended September 30, 2008, 2007 and 2006, $345,000, $0 and $0, respectively, of internal-use software development costs were capitalized.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. Significant changes to those estimates could have a material impact on our effective tax rate. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.

FASB Statement No. 109, (“SFAS No. 109”) Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance must be sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. At September 30, 2008, the Company considered both positive and negative evidence in determining the likelihood of realizing its U.S. federal and state deferred tax assets and the need for a valuation allowance. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period under the tax laws. The Company has relied on historical earnings and its ability to accurately forecast earnings as positive evidence that its U.S. deferred tax assets would be realized and that a valuation allowance was not required through the end of the third quarter of fiscal 2008, other than the previously established valuation allowance associated with state research and development credits. However, negative evidence has accumulated since that time. The global economy has deteriorated significantly since the third quarter of fiscal 2008, which negatively impacted the Company’s fourth quarter of fiscal 2008 results. Although the Company has adjusted its forecasts accordingly, it has determined that its current visibility to future results is limited and there is uncertainty as to its ability to accurately predict future results in the current economic environment. As such, the Company has determined that recent negative results should be considered indicative of future results. Based on the weight of all of the available evidence, the Company determined that it is more likely than not that all of the U.S. federal and state deferred tax assets may not be realized and that a valuation allowance should be recorded against the net balance of these deferred tax assets as of September 30, 2008. Accordingly, the Company recorded a valuation allowance of $8.1 million during the three months ended September 30, 2008 to reduce the net balance of these deferred tax assets to zero. Approximately $7.9 million of the valuation allowance had a net impact on the Company’s consolidated income statement.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no cumulative effect upon adoption of FIN 48.

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

Results of Operations

Comparison of Years Ended September 30, 2008 and 2007

Revenue

	Year Ended September 30,
	2008		2007
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

License revenue	$42,877	35%	$38,970	38%	$3,907	10%
Maintenance and services revenue:
Maintenance fees	44,403	37	39,989	39	4,414	11
Services	20,108	17	14,329	14	5,779	40

Total maintenance and services revenue	64,511	54	54,318	53	10,193	19
Subscription revenue	13,743	11	8,955	9	4,788	53

Total revenue	$121,131	100%	$102,243	100%	$18,888	18%

Total revenue for fiscal 2008 was $121.1 million, an increase of 18%, or $18.9 million, from fiscal 2007. Total revenue increased as a result of higher sales of our Affinium product suite, an increase in international professional service revenue, and higher subscription revenue primarily related to the MarketingCentral acquisition and higher sales of Affinium NetInsight.

Total license revenue for fiscal 2008 was $42.9 million, an increase of 10%, or $3.9 million, from fiscal 2007. This increase in license revenue was primarily attributable to higher sales of our Affinium products.

Maintenance fees revenue is associated with maintenance agreements in connection with the sales of perpetual licenses to our existing installed customer base and to new customers. Maintenance fees revenue for fiscal 2008 was $44.4 million, an increase of 11%, or $4.4 million from fiscal 2007. The increase primarily reflects maintenance fees from the sale of new licenses in fiscal 2007.

Services revenue for fiscal 2008 was $20.1 million, an increase of 40%, or $5.8 million, from fiscal 2007. The increase in services revenue was primarily the result of growth in the number of implementation services performed in Europe and Asia related to new license agreements.

Total subscription revenue for fiscal 2008 was $13.7 million, an increase of 53%, or $4.8 million, from fiscal 2007. The increase in subscription revenue was primarily attributable to the impact of the MarketingCentral acquisition, higher sales of Affinium NetInsight and increased sales through our MSP channel. We anticipate the subscription revenue will continue to increase in future years as we enter into additional subscription agreements and expand related product offerings.

Recurring Revenue

	Year Ended September 30,
	2008		2007
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Subscription revenue	$13,743	11%	$8,955	9%	$4,788	53%
Maintenance revenue	44,403	37	39,989	39	4,414	11

Total recurring revenue	58,146	48	48,944	48	9,202	19
License revenue	42,877	35	38,970	38	3,907	10
Services revenue	20,108	17	14,329	14	5,779	40

Total revenue	$121,131	100%	$102,243	100%	$18,888	18%

We generate recurring revenue from both subscription and maintenance agreements, which is recognized ratably over the life of the arrangement.

Recurring revenue for fiscal 2008 was $58.1 million, an increase of 19%, or $9.2 million from fiscal 2007. The increase in recurring revenue resulted from (a) an increase in subscription revenue attributable to the impact of the MarketingCentral acquisition, (b) an increase in maintenance fees on sales of new license and (c) additional subscription revenue related to sales of Affinium NetInsight. Recurring revenue as a percentage of total revenue was 48% for both fiscal 2008 and fiscal 2007.

Revenue by Geography

	Year Ended September 30,
	2008		2007
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

North America	$77,051	64%	$74,953	73%	$2,098	3%
International	44,080	36	27,290	27	16,790	62

Total revenue	$121,131	100%	$102,243	100%	$18,888	18%

For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.

Total revenue for North America for the fiscal year 2008 was $77.1 million, an increase of 3%, or $2.1 million from the fiscal year 2007. The increase in total revenue for North America was primarily related to an increase in maintenance and subscription revenue, partially offset by a decrease in license revenue. The increase in international revenue was primarily related to increased license and professional services revenue in both Europe and Asia, which is reflective of our increased market presence in these regions.

Cost of Revenue

	Year Ended September 30,
	2008		2007
		Gross Margin		Gross Margin	Period-to-Period Change
		on Related		on Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

License	$3,118	93%	$2,782	93%	$336	12%
Maintenance and services	25,461	61	18,958	65	6,503	34
Subscription	2,862	79	692	92	2,170	314

Total cost of revenue	$31,441	74%	$22,432	78%	$9,009	40%

Cost of license revenue for fiscal year 2008 was $3.1 million, an increase of 12% or $336,000 from fiscal 2007. The increase in cost of license revenue was primarily due to an increase in labor-related costs and amortization of capitalized software. Royalties paid for third-party licensed technology represented 2% of total license revenue for fiscal year 2008 and 2007. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to remain between 1% and 2% of total license revenue. Gross margin on license revenue was 93% in both fiscal 2008 and 2007.

Cost of maintenance and services for fiscal 2008 was $25.5 million, an increase of 34%, or $6.5 million from fiscal 2007. The increase in cost of maintenance and services revenue was primarily due to (a) a $3.9 million increase in labor related costs to support increased customer implementations and a growing installed customer base, (b) a $1.3 million increase in subcontractor costs also related to increased customer implementations and (c) a $308,000 increase in share-based compensation. Gross margin on maintenance and services revenue was 61% for fiscal 2008, down from 65% for fiscal year 2007. The reduction in gross margin primarily related to the increase in the mix of services revenue compared to maintenance revenue. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we use subcontractor services.

Cost of subscription revenue for fiscal year 2008 was $2.9 million, an increase of 314% or $2.2 million, from fiscal year 2007. The increase in cost of subscription revenue was due to an increase in labor-related expenses, primarily related to an increase in hosting related activities including the impact of the MarketingCentral acquisition.

Operating Expenses

	Year Ended September 30,
	2008		2007
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Sales and marketing	$49,747	41%	$41,068	40%	$8,679	21%
Research and development	22,971	19	22,034	21	937	4
General and administrative	19,078	16	16,362	16	2,716	17
Restructuring charges (credits)	(286)	—	1,244	1	(1,530)	(123)
Amortization of acquired intangible assets	1,573	1	1,572	2	1	—

Total operating expenses	$93,083	77%	$82,280	80%	$10,803	13%

Sales and Marketing.  Sales and marketing expense for fiscal 2008 was $49.7 million, an increase of 21%, or $8.7 million from fiscal 2007. The increase was primarily the result of (a) a $6.9 million increase in labor-related expenses due to increased headcount and increased commission expense as a result of higher revenues and (b) a $682,000 increase in share-based compensation expense. Sales and Marketing expense is expected to increase slightly in absolute dollars during fiscal 2009 as compared to 2008.

Research and Development.  Research and development expense for fiscal 2008 was $22.9 million, an increase of 4%, or $937,000 from fiscal 2007. The increase in research and development was primarily the result of (a) a $788,000 increase in labor related expenses, principally due to an increase in personnel as we continue our investment and development of our product suite, and (b) a $143,000 increase in share-based compensation expense. Capitalized software development costs were $477,000 and $136,000 for fiscal 2008 and 2007, respectively. Research and development expense is expected to remain relatively unchanged in absolute dollars during fiscal 2009 as compared to 2008.

General and Administrative.  General and administrative expense for fiscal 2008 was $19.1 million, an increase of 17%, or $2.7 million from fiscal 2007. The increase in general and administrative expense was primarily the results of (a) a $1.9 million increase in labor-related expenses in order to support the overall growth of the company and (b) a $937,000 increase in professional services fees primarily related to the filing of our fiscal 2007 Annual Report on Form 10-K and increased legal fees and tax-related services. General and administrative expense is expected to remain relatively unchanged in absolute dollars during fiscal 2009 as compared to 2008.

Restructuring charges/credits.  In the fourth quarter of fiscal 2006, we initiated the restructuring of certain of our operations in France to realign our resources in that region. As a result of this initiative, we terminated several employees resulting in a restructuring charge and accrual of $1.2 million for severance and related costs in the first quarter of fiscal 2007. During the year ended September 30, 2008, we reversed a portion of the restructuring accrual and recorded a benefit of $286,000 to the statement of operations in connection with final settlement with an employee.

Amortization of Acquired Intangible Assets.  Amortization of acquired intangible assets was $1.6 million for both fiscal 2008 and 2007.

Other Income

	Year Ended September 30,
	2008		2007
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)
Interest income, net	$1,448	1%	$2,056	2%	$(608)	(30)%
Other income (expense), net	(383)	—	108	—	(491)	(455)

Total other income	$1,065	1%	$2,164	2%	$(1,099)	(51)%

Interest income, net was $1.4 million for fiscal 2008, a $608,000 decrease from fiscal 2007. Interest income is generated from the investment of our cash balances, less related bank fees. The decrease in interest income, net principally reflected lower interest rates in invested cash balances.

Other expense, net consisted of foreign currency translation and transaction gains and losses. The change in other income, net was primarily driven by changes in foreign exchange rates as compared to the previous fiscal year.

Provision for Income Taxes

Year Ended September 30,
	2008		2007
		Percentage of		Percentage of
		Income		Income
		Before		Before
		Provision for		Provision for	Period-to-Period Change
		Income		Income		Percentage
	Amount	Taxes	Amount	Taxes	Amount	Change
(Dollars in thousands)
Provision for income taxes	$7,411	(318)%	$(801)	263%	$8,212	(1,025)%

Provision for income taxes was $7.4 million for fiscal 2008, or an effective tax rate of (318)%, a $8.2 million increase in the tax provision from fiscal 2007. This change in provision for income taxes principally reflects the recording of an $8.1 million valuation allowance against the Company’s U.S federal and state deferred tax assets during the three months ended September 30, 2008. During the year ended September 30, 2008 and 2007, our effective tax rate is different from the statutory tax rate due to the tax impact of recording the valuation allowance during fiscal 2008 against the Company’s U.S. federal and state deferred tax assets and accounting for share-based compensation pursuant SFAS No. 123(R).

During the three months ended September 30, 2008, we recorded an $8.1 million valuation allowance against the Company’s U.S. federal and state deferred tax assets. Approximately $7.9 million of the valuation allowance had a net impact on the Company’s consolidated income statement. The Company considered both positive and negative evidence in determining the likelihood of realizing its U.S. federal and state deferred tax assets and the need for a valuation allowance. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period under the tax laws. The Company has relied on historical earnings and its ability to accurately forecast earnings as positive evidence that its U.S. deferred tax assets would be realized and that a valuation allowance was not required through the end of the third quarter of fiscal 2008, other than the previously established valuation allowance associated with state research and development credits. However, negative evidence has accumulated since that time. The global economy has deteriorated significantly since the third quarter of fiscal 2008, which negatively impacted the Company’s fourth quarter of fiscal 2008 results. Although the Company has adjusted its forecasts accordingly, it has determined that its current visibility to future results is limited and there is uncertainty as to its ability to accurately predict future results in the current economic environment. As such, the Company has determined that recent negative results should be considered indicative of future results. Based on the weight of all of the available evidence, the Company determined that it is more likely than not that all of the U.S. federal and state deferred tax assets may not be realized and that a valuation allowance should be recorded against the net balance of these deferred tax assets as of September 30, 2008.

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

Cost of license revenue for fiscal 2007 was $2.8 million, an increase of 45%, or $858,000, from fiscal 2006. The increase in cost of license revenue was primarily due to (a) a $367,000 increase in labor related costs; and (b) a $228,000 increase in royalties. Royalties paid for third-party licensed technology represented 2% of total license revenue for fiscal 2007. Royalties related to license revenue may fluctuate based on the mix of products sold in any given fiscal year. Gross margin on license revenue was 93% in fiscal 2007, down from 95% in fiscal 2006. The decrease primarily related to the increase in royalties paid to third parties for licensed technology as well as the increase in labor related costs.

Cost of maintenance and services for fiscal 2007 was $19.0 million, an increase of 37%, or $5.1 million, from fiscal 2006. The increase in cost of maintenance and services revenue was primarily due to (a) a $3.4 million increase in labor related costs; and (b) a $1.3 million increase in expenses related to sub-

contractor fees for implementation services. Gross margin on maintenance and services revenue was 65% in fiscal 2007, relatively unchanged from fiscal 2006. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we subcontract services arrangements.

Cost of subscription revenue for fiscal 2007 was $692,000, an increase of 61%, or $263,000, from fiscal 2006. The increase in cost of subscription revenue was primarily due to an increase in labor related expenses and royalties related to higher subscription revenue. Gross margin on subscription revenue was 92% in fiscal 2007 a decrease from 93% in fiscal 2006 primarily due to increased royalties.

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

Research and Development.  Research and development expense for fiscal 2007 was $22.0 million, an increase of 29%, or $4.9 million, from fiscal 2006. The increase in research and development was primarily the result of (a) a $3.6 million increase in labor related expenses, principally due to additional personnel related to increased investment in our Affinium product suite; (b) a $473,000 increase in share-based compensation expense; and (c) a $351,000 increase in professional services.

General and Administrative.  General and administrative expense for fiscal 2007 was $16.4 million, an increase of 42%, or $4.8 million, from fiscal 2006. The increase in general and administrative expense was primarily the results of (a) a $2.9 million increase in labor related expenses due to increased headcount as we continue to build infrastructure to support our growth; (b) a $781,000 increase in share-based compensation expenses; (c) a $430,000 increase in professional services costs; and (d) a $285,000 increase in depreciation expense.

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

Provision for Income Taxes

Year Ended September 30,
	2007		2006
		Percentage of		Percentage of
		Income		Income
		Before		Before	Period-to-Period
		Provision for		Provision for	Change
		Income		Income		Percentage
	Amount	Taxes	Amount	Taxes	Amount	Change
(Dollars in thousands)

Provision (benefit) for income taxes	$(801)	263%	$37	5%	$(838)	n/m*

*	Not meaningful

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

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations and sales of our capital stock. As of September 30, 2008, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $35.8 million, and our investments balance of $14.5 million. As of September 30, 2008, we had no outstanding debt.

Our cash and cash equivalents at September 30, 2008 were held for working capital purposes and were invested primarily in commercial paper with maturities of less than ninety days. Our investments at September 30, 2008 consisted primarily of commercial paper, corporate bonds and government agency securities. We do not enter into investments for trading or speculative purposes. Restricted cash of $273,000 at September 30, 2008 was held in certificates of deposit as collateral for a letter of credit related to the lease agreement for our corporate headquarters in Waltham, Massachusetts, and for our sales office in France. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At September 30, 2008, we were in compliance with this internal policy.

Net cash provided by operating activities was $14.3 million in fiscal 2008, $10.7 million in 2007 and $7.4 million in 2006. Net income adjusted for non-cash charges (including depreciation, amortization, shared-based compensation and deferred tax benefits) was $7.7 million in fiscal 2008 compared to $8.1 million in fiscal 2007, a decrease of $400,000. During fiscal 2008, we incurred a non-cash charge of $7.9 million to record a valuation allowance against our U.S. federal and state deferred tax assets. Sources of cash were a decrease in accounts receivable from customers, as well as an increase in accounts payable. Accounts receivable decreased primarily relating to the timing of license transactions as well as shortened collection cycles compared to the prior year. These increases in operating cash flow in fiscal 2008 were offset by a decrease in deferred revenue, which primarily relates to multiple-element arrangements that were executed during fiscal 2007 where license revenue was recorded to deferred revenue and subsequently recorded as revenue in fiscal 2008, when certain contingencies were resolved or undelivered elements were delivered.

Investing activities provided $2.3 million in fiscal 2008 and consumed $25.3 million and $23.1 million in fiscal 2007 and 2006, respectively. In fiscal 2008, net sales and maturities of investments was $5.1 million compared to net purchases of investments of $10.1 million in fiscal 2007. This net change of $15.2 million is reflective of the Company holding more of its fiscal 2008 investments in cash equivalents compared to that of the prior year. In addition, the company consumed $11.9 million of net cash for acquisitions as part of its purchase of MarketingCentral in July 2007.

Our financing activities generated cash of $906,000, $2.3 million and $2.4 million in fiscal 2008, 2007 and 2006, respectively. In fiscal 2008, $1.8 million of cash was generated from the issuance of shares under the employee stock purchase and stock option plans as well as from related tax benefits, as compared to $2.8 million generated in fiscal 2007. The decrease in proceeds primarily relates to a decrease in tax benefits generated upon the exercise of stock options during fiscal 2008.

Requirements

Capital Expenditures.  We make capital expenditures primarily to acquire computer and other equipment, software, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $2.5 million in fiscal 2008, $3.2 million in fiscal 2007 and $1.4 million in fiscal 2006, and related primarily to software used for internal purposes and computer equipment. We expect capital expenditures in fiscal 2009 to increase compared to that of fiscal 2008.

Contractual Obligations and Requirements.  The following table sets forth our commitments to settle contractual obligations in cash after September 30, 2008:

					2013 and
	2009	2010	2011	2012	Beyond	Total
			(In thousands)

Operating leases as of September 30, 2008	$1,739	$350	$228	$—	$—	$2,317
Open vendor purchase obligations	$2,898	$558	$199	$—	$—	$3,655

Our significant lease obligation relates to our corporate headquarters in Waltham, Massachusetts as well as our facility in the United Kingdom. Upon expiration of current operating leases in 2010 and 2011, respectively, we expect to renew the existing lease, or contract for new leased facilities, at prevailing rates. Open vendor purchase obligations represent contractual commitments to purchase goods or services as of September 30, 2008.

The contractual obligations table above does not include $666 of gross unrecognized tax benefits at September 30, 2008 as the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authorities. See Note 10 to our consolidated financial statements for further discussion on income taxes.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This becomes available when the Company adopts SFAS No. 157, which will be fiscal year 2009. The Company is analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The impact of the standard on our financial position and results of operations will be dependent upon the number of and magnitude of the acquisitions that are consummated once the standard is effective.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142. FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” or SFAS 141(R), and other U.S. generally accepted accounting principles, or GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the effect that the adoption of FSP 142-3 will have on its results of operations and financial condition.

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

Foreign Currency Exchange Risk

Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Some of our agreements with foreign customers involve payments denominated in currencies other than the U.S. dollar, which may create foreign currency exchange risks for us. Revenue denominated in currencies other than the U.S. dollar represented 32% of total revenue in fiscal 2008, 22% in fiscal 2007 and 16% in fiscal 2006.

As of September 30, 2008, we had $10.6 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of September 30, 2008, the fair value of our receivables denominated in currencies other than the U.S. dollar would have fluctuated by $1.1 million. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense). Exchange rate fluctuations on long-term intercompany accounts, which are invested indefinitely without repayment terms, are recorded in other comprehensive income (loss) in stockholders’ equity.

Interest Rate Risk

At September 30, 2008, we had unrestricted cash and cash equivalents totaling $35.8 million and investments totaling $14.5 million. These amounts were invested primarily in money market funds, commercial paper, corporate bonds and government agency securities, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short-term interest rates and determined that, due to the size and duration of our investment portfolio, a 100-basis-point increase in interest rates would not have any material exposure to changes in the fair value of our portfolio at September 30, 2008. Declines in interest rates, however, would reduce future investment income.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Unica Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Unica Corporation and its subsidiaries at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting for deferred maintenance and subscription revenue existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management’s Report on Internal Control Over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions and sabbatical leave in fiscal 2008.

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
December 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Unica Corporation

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of Unica Corporation for the year ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Unica Corporation and their cash flows for the year ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

/s/  ERNST & YOUNG LLP

Boston, Massachusetts
December 13, 2006

UNICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$35,799	$18,493
Short-term investments	11,482	19,614
Accounts receivable, net of allowance for doubtful accounts of $87 and $77, respectively	21,339	28,058
Purchased customer receivables	765	1,180
Deferred tax assets, net of valuation allowance	—	565
Prepaid expenses and other current assets	5,351	7,288

Total current assets	74,736	75,198
Property and equipment, net	4,781	4,135
Long-term investment	2,989	—
Purchased customer receivables, long-term	173	875
Acquired intangible assets, net	6,846	9,906
Goodwill	26,182	26,160
Long-term deferred tax assets, net of valuation allowance	168	4,324
Other assets	1,034	750

Total assets	$116,909	$121,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,536	$2,366
Accrued expenses	14,527	17,431
Short-term deferred revenue	35,369	34,946

Total current liabilities	53,432	54,743
Long-term deferred revenue	1,733	3,686
Other long-term liabilities	1,738	—

Total liabilities	56,903	58,429
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized — 90,000,000 shares; issued and outstanding — 20,758,000 and 20,074,000 shares at September 30, 2008 and 2007, respectively	208	201
Additional paid-in capital	66,841	59,802
Retained earnings (accumulated deficit)	(7,435)	2,578
Accumulated other comprehensive income	392	338

Total stockholders’ equity	60,006	62,919

Total liabilities and stockholders’ equity	$116,909	$121,348

The accompanying notes are an integral part of these consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(In thousands, except share and per share data)

	Year Ended September 30,
	2008	2007	2006

Revenue:
License	$42,877	$38,970	$35,023
Maintenance and services	64,511	54,318	40,876
Subscription	13,743	8,955	6,512

Total revenue	121,131	102,243	82,411
Costs of revenue:
License	3,118	2,782	1,924
Maintenance and services	25,461	18,958	13,854
Subscription	2,862	692	429

Total cost of revenue	31,441	22,432	16,207

Gross profit	89,690	79,811	66,204
Operating expenses:
Sales and marketing	49,747	41,068	33,446
Research and development	22,971	22,034	17,085
General and administrative	19,078	16,362	11,549
Restructuring charges (credits)	(286)	1,244	255
In-process research and development	—	—	4,037
Amortization of acquired intangible assets	1,573	1,572	1,109

Total operating expenses	93,083	82,280	67,481

Loss from operations	(3,393)	(2,469)	(1,277)
Other income:
Interest income, net	1,448	2,056	2,047
Other income (expense), net	(383)	108	(57)

Total other income	1,065	2,164	1,990

Income (loss) before income taxes	(2,328)	(305)	713
Provision for (benefit from) income taxes	7,411	(801)	37

Net income (loss)	$(9,739)	$496	$676

Net income (loss) per common share:
Basic	$(0.48)	$0.02	$0.04

Diluted	$(0.48)	$0.02	$0.03

Shares used in computing net income (loss) per common share:
Basic	20,443,000	19,857,000	19,267,000

Diluted	20,443,000	20,782,000	20,235,000

The accompanying notes are an integral party of these consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006
(In thousands, except share data)

	Common Stock			Retained	Accumulated
		$0.01	Additional	Earnings	Other	Total
		Par	Paid-In	(Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Deficit)	Income	Equity	Income (Loss)

Balance at September 30, 2005	18,902,507	$189	$44,927	$1,097	$160	$46,373
Net income				676		676	$676
Impact of adopting SAB 108, net of tax				309		309
Exercise of stock options	513,346	5	1,198			1,203
Tax benefit on options exercised			882			882
Issuance of common stock for employee stock purchase plan	32,607		267			267
Share-based compensation			3,018			3,018
Issuance of common stock in acquisition	151,984	2	1,802			1,804
Foreign currency translation adjustment					74	74	74
Change in unrealized gain (loss) on available-for-sale securities					1	1	1

Comprehensive income							$751

Balance at September 30, 2006	19,600,444	196	52,094	2,082	235	54,607
Net income				496		496	496
Exercise of stock options	320,754	3	1,261			1,264
Tax benefit on options exercised			950			950
Issuance of common stock for employee stock purchase plan	60,866	1	626			627
Vesting of restricted stock units, net of withholding tax	92,391	1	(568)			(567)
Share-based compensation			5,439			5,439
Foreign currency translation adjustment					104	104	104
Change in unrealized gain (loss) on available-for-sale securities					(1)	(1)	(1)

Comprehensive income							$599

Balance at September 30, 2007	20,074,455	$201	$59,802	$2,578	$338	$62,919
Cumulative effect of adjustment based on the adoption of EITF 06-02, net of tax				(274)		(274)

Balance at September 30, 2007, as adjusted	20,074,455	$201	$59,802	$2,304	$338	$62,645
Net loss				(9,739)		(9,739)	(9,739)
Exercise of stock options	330,734	4	800			804
Tax benefit on options exercised			(443)			(443)
Issuance of common stock for employee stock purchase plan	125,678	1	896			897
Vesting of restricted stock units, net of withholding tax	227,264	2	(939)			(937)
Share-based compensation			6,725			6,725
Foreign currency translation adjustment					81	81	81
Change in unrealized gain (loss) on available-for-sale securities					(27)	(27)	(27)

Comprehensive income (loss)							$(9,685)

Balance at September 30, 2008	20,758,131	$208	$66,841	$(7,435)	$392	$60,006

The accompanying notes are an integral part of these consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(9,739)	$496	$676
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	2,349	1,428	1,102
Amortization of capitalized software development costs	87	10	—
Amortization of acquired intangible assets	2,897	2,709	1,785
In-process research and development charge	—	—	4,037
Share-based compensation charge	6,725	5,520	3,018
Valuation allowance for deferred tax assets	8,098	—	—
Deferred tax benefits	(2,618)	(1,152)	(2,929)
Excess tax benefits from share-based compensation	(142)	(950)	(880)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	6,676	(387)	(9,377)
Prepaid expenses and other current assets	2,581	(5,161)	(526)
Other assets	155	935	269
Accounts payable	1,222	(292)	845
Accrued expenses	(2,820)	3,404	535
Deferred revenue	(1,554)	4,120	8,815
Other long-term liabilities	370	—	—

Net cash provided by operating activities	14,287	10,680	7,370
Cash flows from investing activities:
Purchases of property and equipment, net of acquisitions	(2,481)	(3,200)	(1,371)
Capitalization of software development costs	(477)	(136)	—
Net cash paid for acquisitions	—	(11,920)	(28,286)
Cash collected from license acquired in acquisition	162	31	—
Sales and maturities of investments	35,749	48,974	25,044
Purchases of investments	(30,605)	(59,053)	(18,403)
Increase in restricted cash	—	—	(103)

Net cash provided by (used in) investing activities	2,348	(25,304)	(23,119)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and employee stock purchase plans	1,701	1,891	1,470
Tax benefit related to exercised stock options	142	950	882
Payment of withholding taxes in connection with settlement of restricted stock units	(937)	(566)	—

Net cash provided by financing activities	906	2,275	2,352
Effect of exchange rate changes on cash and cash equivalents	(235)	341	144

Net (decrease) increase in cash and cash equivalents	17,306	(12,008)	(13,253)
Cash and cash equivalents at beginning of period	18,493	30,501	43,754

Cash and cash equivalents at end of period	$35,799	$18,493	$30,501

Supplemental disclosure of cash flow information:
Income taxes paid	$829	$2,067	$1,706

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for acquisition	$—	$—	$1,804

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year end is September 30. References to 2008, 2007 or 2006 mean the fiscal year ended September 30, unless otherwise indicated.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Prior to fiscal 2007, subscription revenue was allocated between license and maintenance revenue. Beginning in fiscal 2007, subscription revenue and the related costs of revenue were separately identified in the consolidated statements of income. All 2006 amounts have been reclassified to conform to the 2007 and 2008 presentation.

The following table reconciles the current revenue presentation and the previous presentation for fiscal 2006:

	Current Presentation	Previous Presentation
	Year Ended	Year Ended
	September 30, 2006	September 30, 2006

Revenue:
License	$35,023	$39,621
Maintenance and services	40,876	42,790
Subscription	6,512	—

Total revenue	$82,411	$82,411

The following table reconciles the current cost of revenue presentation and the previous presentation for fiscal 2006:

	Current Presentation	Previous Presentation
	Year Ended	Year Ended
	September 30, 2006	September 30, 2006

Cost of revenue:
License	$1,924	$2,175
Maintenance and services	13,854	14,032
Subscription	429	—

Total cost of revenue	$16,207	$16,207

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

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

The Company generally sells its software products and services together in a multiple-element arrangement under both perpetual license and subscription arrangements. When the Company enters into multiple-element perpetual license arrangements, the Company allocates the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each multiple-element arrangement requires the Company to analyze the individual elements in the transaction and to determine the fair value of each undelivered element, which typically includes maintenance and services.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The Company generally determines the fair value of the maintenance portion of an arrangement based on the maintenance renewal price for that arrangement. In multiple-element arrangements where the Company sells maintenance for less than fair value, the Company defers the contractual price of the maintenance plus the difference between such contractual price and the fair value of maintenance over the expected life of the product. The Company makes a corresponding reduction in license revenue. The fair value of the professional services portion of the arrangement is based on the rates that the Company charges for these services when sold independently from a software license. If, in the Company’s judgment, evidence of fair value cannot be established for undelivered elements in a multiple element arrangement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the elements for which evidence of fair value could not be established are delivered.

License Revenue.  The Company licenses its software products on a perpetual basis. Licenses to use the Company’s products in perpetuity generally are priced based on (a) either a customer’s database size (including the number of contacts or channels) or a platform fee, and (b) a specified number of users. With respect to the Affinium NetInsighttm product, licenses are generally priced based on the volume of traffic of a website. Because implementation services for the software products are not deemed essential to the functionality of the related software, the Company recognizes perpetual license revenue at the time of product delivery, provided all other revenue recognition criteria have been met.

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

Services.  Implementation services include the installation of the Company’s software, identification and sourcing of legacy data, configuration of rules necessary to generate marketing campaigns and other general services for the software. A range of training services, including classroom, on-site, and web-based education and training are also provided. Generally these services are priced on a time-and-materials basis and recognized as revenue when the services are performed; however, in certain circumstances these services may be priced on a fixed-fee basis and recognized as revenue under the proportional performance method. In cases where VSOE of fair value does not exist for the undelivered elements in an arrangement, services revenue is deferred and recognized over the period of performance of the final undelivered element. The Company also defers the direct and incremental costs of providing the services and amortizes those costs over the period that revenue is recognized.

In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred, the Company classifies reimbursements received for out-of-pocket expenses incurred as services revenue and classifies the related costs as cost of revenue. The amounts of reimbursable expenses included

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

within revenue and cost of revenue were $1,806, $1,363 and $1,002 for the years ended September 30, 2008, 2007 and 2006, respectively.

Subscription Revenue.  Subscription arrangements include, for a bundled fee, (a) the right to use the Company’s software for a specified period of time, typically one year, (b) updates and upgrades to software and (c) technical support. Customers are generally invoiced in annual or quarterly installments and are billed in advance of the subscription period. Revenue is recognized ratably over the contractual term of the arrangement.

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

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Software Development Costs

The Company evaluates whether to capitalize or expense software development costs in accordance with SFAS No. 86. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs. The Company has defined technological feasibility as the completion of a working model. The net book value of capitalized software development costs at September 30, 2008 and 2007 was $171 and $136, respectively. All such costs have been included in other non-current assets in the Company’s consolidated balance sheet and are being amortized to cost of license revenue over their estimated useful lives of two years.

Software development costs capitalized in accordance with SFAS No. 86 are expected to be amortized as follows: $124 during the year ended September 30, 2009 and $47 during the year ended September 30, 2010.

The Company capitalizes certain costs of software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training cost are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. At September 30, 2008, the net book value of internal-use software costs was $345. Prior to fiscal 2008, internal-use software costs eligible for capitalization were immaterial. All such costs are included in property and equipment on the Company’s consolidated balance sheet.

Advertising and Promotional Expense

Advertising and promotional expense is expensed as incurred, as such efforts have not met the direct-response criteria required for capitalization. Advertising expense for the years ended September 30, 2008, 2007 and 2006 was $471, $427 and $348, respectively.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation.

The functional currency of the Company’s foreign subsidiaries in the United Kingdom, Singapore and India is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date, except for property and equipment, which are remeasured into U.S. dollars at historical rates. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the United Kingdom, Singapore and India subsidiaries are recorded within other income (expense) in the consolidated income statement. During the years ended September 30, 2008, 2007 and 2006, remeasurement adjustments were a net gain of $291, $200 and $72 respectively.

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
(In thousands, except share and per share data)

average rates in effect during the period. Any differences resulting from the translation of assets, liabilities and operations of the French subsidiary are recorded within stockholders’ equity as other comprehensive income.

Any gains or losses resulting from foreign currency transactions, including the translation of intercompany balances, are recorded in other income (expense) in the consolidated income statement. During the years ended September 30, 2008 and 2007, net foreign currency transaction losses were $197 and $91, respectively. During the year ended September 30, 2006, foreign currency transaction gains and losses was not material.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. The Company invests the majority of its excess cash in overnight investments and money market funds of accredited financial institutions.

Investments

Investments are made in accordance with the Company’s corporate investment policy, as approved by its Board of Directors. The primary objective of this policy is preservation of capital. Investments are limited to high quality corporate debt, commercial paper, government agency securities and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At September 30, 2008, the Company was in compliance with this internal policy.

The Company considers all highly liquid investments with maturities of between 91 and 365 days as of the balance sheet date to be short-term investments, and investments with maturities greater than 365 days as of the balance sheet date to be long-term investments. The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s investments were classified as available-for-sale and were carried at fair market value at September 30, 2008 and 2007. Unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income. The Company reviews all investments for reductions in fair value that are considered other than temporary. When such reductions occur, the cost of the investment is adjusted to fair value through other income (loss) on the consolidated income statement. Gains and losses are calculated on the basis of specific identification.

Investments were as follows:

	Amortized	Unrealized	Fair Market
	Cost	Loss	Value

At September 30, 2008:
Commercial paper	$5,662	$—	$5,662
Certificates of deposit	500	—	500
Corporate debentures and other securities	8,344	(35)	8,309

Total investments	$14,506	$(35)	$14,471

At September 30, 2007:
Commercial paper	$11,505	$—	$11,505
Corporate debentures and other securities	8,109	—	8,109

Total short-term investments	$19,614	$—	$19,614

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

As of September 30, 2008, $11,482 of investments had contractual maturities within one year while $2,989 of investments had contractual maturities within one to two years. As of September 30, 2007, all investments had contractual maturities within one year.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentration of credit risk primarily consist of cash and cash equivalents, investments, trade accounts receivable and purchased customer receivables. The Company maintains its cash and cash equivalents and investments with accredited financial institutions. Investments are investment grade, interest-earning securities, and are diversified by type and industry. The Company does not have a concentration of credit or operating risk in any one industry or any one geographic region within or outside of the United States. The Company reviews the credit history of its customers (including its resellers) before extending credit. The Company establishes its allowances based upon factors including the credit risk of specific customers, historical trends, and other information.

No customers accounted for greater than 10% of the accounts receivable balance at September 30, 2008 and 2007.

No customer accounted for more than 10% of the Company’s total revenue in any of the years ended September 30, 2008, 2007 and 2006.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, investments, accounts receivable, purchased customer receivables and accounts payable, approximated their fair values at September 30, 2008 and 2007, due to the short-term nature of these instruments.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments, which are disclosed in the accompanying consolidated statements of stockholders’ equity and comprehensive income.

Net Income (Loss) Per Share

Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

outstanding plus the dilutive effect, if any, of outstanding stock options and restricted stock units using the treasury stock method. The following table presents the calculation for both basic and diluted EPS:

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended September 30,
	2008	2007	2006

Numerator:
Net income — basic and diluted	$(9,739)	$496	$676

Denominator:
Weighted-average shares of common stock outstanding	20,443,000	19,857,000	19,267,000
Effect of potentially dilutive shares	—	925,000	968,000

Shares used in computing diluted net income (loss) per common share	20,443,000	20,782,000	20,235,000

Calculation of net income (loss) per share:
Basic:
Net income (loss)	$(9,739)	$496	$676

Weighted average shares of common stock outstanding	20,443,000	19,857,000	19,267,000

Net income (loss) per common share	$(0.48)	$0.02	$0.04

Diluted:
Net income (loss)	$(9,739)	$496	$676

Shares used in computing diluted net income (loss) per common share	20,443,000	20,782,000	20,235,000

Net income (loss) per common share	$(0.48)	$0.02	$0.03

The number of potentially dilutive shares in the table above was computed using the treasury stock method for all periods presented. As a result of this method, common stock equivalents of 3,529,000, 1,104,000 and 982,000 were excluded from the determination of potentially dilutive shares for the years ended September 30, 2008, 2007 and 2006, respectively, due to their anti-dilutive effect.

In connection with the Company’s adoption of SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)), the calculation of assumed proceeds used to determine the diluted weighted average shares outstanding under the treasury stock method in fiscal 2007 and 2006 was adjusted by tax windfalls and shortfalls associated with all of the Company’s outstanding stock awards. Windfalls and shortfalls are computed by comparing the tax deductible amount of outstanding stock awards to their grant date fair values and multiplying the result by the applicable statutory tax rate. A positive result creates a windfall, which increases the assumed proceeds and a negative result creates a shortfall, which reduces the assumed proceeds.

Accounting for Share-Based Compensation

On October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), which requires the Company to recognize expense related to the fair value of share-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

not restated the Company’s financial results for prior periods. Under this transition method, share-based compensation expense for the years ended September 30, 2008, 2007 and 2006 includes compensation expense for all share-based compensation awards granted on or after November 18, 2004 (the filing date for the initial registration statement for the Company’s initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

For options accounted for under SFAS No. 123(R), the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. In addition, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized share-based compensation to be reported as a financing activity rather than an operating activity in the statement of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.

For options accounted for under SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used and the resulting estimated fair value for grants during the applicable period are as follows:

	Year Ended September 30,
	2008	2007	2006

Dividend yield	—	—	—
Volatility	50%	49% to 50%	49% to 66%
Risk-free interest rate	2.45% to 4.16%	4.35% to 4.78%	4.4% to 5.2%
Weighted-average expected option term
(in years)	4.1	4.1	4.1 to 6.1
Weighted-average fair value per share of options granted	$3.08	$5.15	$5.97
Weighted-average fair value per share of restricted stock awards granted	$7.75	$12.18	$11.89

The fair value of ESPP awards is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used and the resulting estimated fair value for grants during the applicable period are as follows

	Year Ended September 30,
	2008	2007	2006

Dividend yield	—	—	—
Volatility	50%	41%	37%
Risk-free interest rate	2.00%-3.49%	4.07%	4.96%
Weighted-average expected option term (in years)	0.5	0.5	0.5
Weighted-average fair value per share of options granted	$2.51	$1.23	$1.23

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

The weighted-average exercise price of the options granted under the stock option plans for the years ended September 30, 2008, 2007 and 2006 was $7.97, $11.63 and $12.28, respectively.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The components of share-based compensation expense for the years ended September 30, 2008, 2007 and 2006 are as follows:

	Year Ended September 30,
	2008	2007	2006

Stock options under SFAS No. 123(R)	$2,443	$2,426	$1,733
Stock options under APB 25	27	82	152
Restricted stock units	3,982	2,937	1,093
Employee stock purchase plan	273	75	40

Total share-based compensation	$6,725	$5,520	$3,018

Cost of revenue and operating expenses include share-based compensation expense as follows for the years ended September 30, 2008, 2007 and 2006:

	Year Ended September 30,
	2008	2007	2006

Cost of maintenance and services revenue	$898	$590	$273
Sales and marketing expense	2,389	1,706	776
Research and development expense	1,294	1,151	678
General and administrative expense	2,144	2,073	1,291

Total share-based compensation expense	$6,725	$5,520	$3,018

The Company expects to record the unamortized portion of share-based compensation expense for existing stock options and restricted stock awards outstanding at September 30, 2008, over a weighted-average period of 1.83 years, as follows:

Year Ending September 30,

2009	$4,984
2010	3,689
2011	2,102
2012	506

Expected future share-based compensation expense	$11,281

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

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on October 1, 2007, as required. There was no cumulative effect upon adoption of FIN 48.

Sabbatical Leave

On October 1, 2007, the Company adopted the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-2”). EITF 06-2 provides recognition guidance on the accrual of employees’ rights to compensated absences under a sabbatical or other similar benefit arrangement. Prior to the adoption of EITF 06-2, the Company recorded a liability for sabbatical leave upon an employee vesting in the benefit, which occurred when an employee went on leave after completing a six-year service period. Under EITF 06-2, the Company accrues an estimated liability for sabbatical leave over the requisite six-year service period, as employee services are rendered. The adoption of EITF 06-2 resulted in an additional liability of $435, additional deferred tax assets of $161 and a reduction to retained earnings of $274 as of October 1, 2007.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This becomes available when the Company adopts SFAS No. 157, which will be fiscal year 2009. The Company is analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The impact of the standard on our financial position and results of operations will be dependent upon the number of and magnitude of the acquisitions that are consummated once the standard is effective.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 Goodwill and Other Intangible Assets, or SFAS No. 142. FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), and other U.S generally accepted accounting principles, or GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the effect that the adoption of FSP 142-3 will have on its results of operations and financial condition.

3.	Acquisitions

MarketingCentral, L.L.C.

On July 12, 2007, the Company acquired by merger MarketingCentral L.L.C. (MarketingCentral), a software company located in Atlanta, Georgia. The purchase price was $12,915, which consisted of cash consideration of $12,500 and assumed liabilities and transaction-related costs of $415. This acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, Business Combinations. The results of operations of the Company include the results of MarketingCentral beginning on the date of the acquisition.

Following is a summary of the purchase price allocation of the acquired MarketingCentral business:

Cash and cash equivalents	$580
Accounts receivable	470
Purchased customer receivables	784
Property and equipment	49
Other assets	7
Developed technology	2,011
Customer relationships	1,948
Goodwill	5,662
Trade name	44
License agreement	1,360

Total assets	12,915
Deferred revenue	215
Transaction costs	130
Assumed liabilities	70

Total liabilities	415

Total cash consideration	$12,500

The portion of the MarketingCentral purchase price allocated to purchased customer receivables reflects the fair value of future amounts due under customer contracts in effect as of the acquisition date for which Unica assumed an obligation to perform. The fair value of these receivables was determined based on the expected discounted cash flows.

The portion of the MarketingCentral purchase price allocated to developed technology, customer relationships, trade name and license agreement as determined by the Company using a discounted cash flow method. These intangible assets will be amortized over their estimated useful lives (see Note 4). The goodwill is not subject to amortization, but will be evaluated for impairment at least annually in accordance with the provisions of SFAS No. 142. Goodwill is expected to be deductible for tax purposes.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

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

The portion of the Sane purchase price allocated to developed technology and customer contracts and related customer relationships reflects its fair value as determined by the Company using a discounted cash flow method. These intangible assets will be amortized on a straight-line basis over their estimated useful lives

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

(see Note 4). The goodwill is not subject to amortization, but will be evaluated for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is expected to be deductible for tax purposes.

Various factors contributed to the establishment of goodwill, including: Sane’s assembled work force as of the acquisition date; the synergies expected to result from combining infrastructure; and the expected revenue growth and product cash flows in future years.

The Company estimated the fair value of deferred revenue related to the maintenance obligation assumed from Sane in connection with the acquisition using the cost build-up approach, which determines fair value by estimating the cost of fulfilling the obligation, plus a normal profit margin. The Company estimated the normal profit margin to be 20%.

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
(In thousands, except share and per share data)

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

The portion of the MarketSoft purchase price allocated to developed technology and customer contracts and related customer relationships reflects the fair value as determined by the Company using a discounted cash flow method. These intangible assets will be amortized on a straight-line basis over their estimated useful lives (see Note 4). The goodwill is not subject to amortization, but will be evaluated for impairment at least annually in accordance with the provisions of SFAS No. 142. Goodwill is expected to be deductible for tax purposes.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

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

Pro Forma Results (Unaudited)

The unaudited pro forma combined condensed results of operations of Unica, MarketingCentral, Sane, and MarketSoft for the years ended September 30, 2007 and 2006 presented below gives effect to the acquisitions of MarketingCentral, Sane and MarketSoft as if the acquisitions had occurred as of the beginning of each period presented. MarketingCentral’s fiscal year end prior to the acquisition was December 31, Sane’s fiscal year end prior to the acquisition was December 31, and MarketSoft’s fiscal year end prior to the acquisition was June 30. The unaudited pro forma combined condensed results of operations are not necessarily indicative of future results or the actual results that would have occurred had the acquisitions been consummated as of the beginning of each period presented.

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

The Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value in accordance with the provisions of SFAS No. 142. In 2008 and 2007, the Company’s annual testing indicated there was no impairment since the fair value exceeded the net assets of the reporting units, including goodwill. The Company estimates fair value using the income approach, based on the discounted future cash flows estimated by management for each reporting unit. Reporting units are organized by operations with similar economic characteristics for which discrete financial information is available and regularly reviewed by management.

Unless changes in events or circumstances indicate that an impairment test is required, the Company will continue to test goodwill for impairment on an annual basis. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, significant underperformance relative to historical or projected future operating results, an economic downturn

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

in customers’ industries, increased competition, a significant reduction in the Company’s stock price for a sustained period or a reduction of our market capitalization relative to net book value. A portion of goodwill and acquired intangible assets pertains to the Company’s France subsidiary and, as a result, is subject to translation at the currency rates in effect at the balance sheet date.

The following table describes changes to goodwill:

	Year Ended
	September 30,
	2008	2007

Beginning balance	$26,160	$20,106
Additions:
Sane acquisition	—	159
MarketSoft acquisition	—	(78)
MarketingCentral acquisition	(11)	5,673
Foreign exchange	33	300

Ending balance	$26,182	$26,160

Acquired intangible assets subject to amortization are comprised of the following:

	Estimated
	Useful Lives	As of September 30,
	In Years	2008	2007

Developed technology	1-8	$6,699	$6,699
Customer contracts and related customer relationships	3-14	7,556	7,556
License agreement	14	1,360	1,360
Trade name	1	44	44

		15,659	15,659
Less: Accumulated amortization of developed technology		(3,935)	(2,645)
Customer contracts and related customer relationships		(4,640)	(3,067)
License agreement		(194)	(31)
Trade name		(44)	(10)

Total accumulated amortization		(8,813)	(5,753)

Acquired intangible assets, net		$6,846	$9,906

The developed technology intangible assets are being amortized on a straight-line basis over their estimated useful lives of one to eight years. Amortization of developed technology, included as a component of cost of product revenue in the consolidated statements of operations, was $1,323, $1,135 and $675 for the years ended September 30, 2008, 2007 and 2006, respectively.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Intangible assets are expected to be amortized over a weighted-average period of 3.50 years as follows:

Year ending September 30, 2009	$2,331
2010	1,201
2011	692
2012	585
2013	522
2014 and thereafter	1,515

Total expected amortization	$6,846

5.	Property and Equipment

Property and equipment consists of the following:

	Estimated	As of September 30,
	Useful Life	2008	2007

Software	2-3 years	$3,214	$1,531
Office equipment	3 years	5,978	4,549
Furniture and fixtures	5 years	769	658
Leasehold improvements	Lesser of useful life or term of lease	1,447	1,063
Construction-in-progress	—	395	1,281

		11,803	9,082

Less: accumulated depreciation and amortization		(7,022)	(4,947)

		$4,781	$4,135

Property and equipment are stated at cost. Leasehold improvements are depreciated over the shorter of the lease term or their estimated useful lives. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. Depreciation expense for the years ended September 30, 2008, 2007 and 2006 was $2,364, $1,428 and $1,102, respectively. Repairs and maintenance charges less than $1 are expensed as incurred.

6.	Restricted Cash

At September 30, 2008 and 2007, the Company had $273 and $260, respectively, of restricted cash held in certificates of deposit as collateral for a letter of credit related to the security deposit on the Company’s leased facilities in Waltham, Massachusetts and in Paris, France. Restricted cash is included within other assets in the consolidated balance sheet. The restriction on cash expires upon expiration of the leases for the facilities in Waltham, MA and Paris, France in 2009.

7.	Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various operating leases that expire through fiscal 2011. Total rent expense under these operating leases was $3,679, $3,026 and $2,818 for the

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

years ended September 30, 2008, 2007 and 2006, respectively. Future minimum payments under operating leases as of September 30, 2008 are as follows:

Year ending September 30, 2009	$1,739
2010	350
2011	228

Total minimum lease payments	$2,317

Obligations related to operating leases denominated in foreign currencies were translated at exchange rates in effect at September 30, 2008. The Company does not believe that changes in exchange rates over the term of the lease will have a material impact on the lease obligation. Upon expiration of current operating leases beginning in 2010, the Company expects to renew, or contract for new leased facilities, at prevailing market rates.

The Company has open vendor purchase obligations in the amount of $3,655, which are expected to be paid as follows: $2,898 in 2009, $558 in 2010 and $199 in 2011.

Legal Matters

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
(In thousands, except share and per share data)

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

8.	Accrued Expenses

Accrued expenses consist of the following:

	As of September 30,
	2008	2007

Accrued payroll and related	$9,681	$8,285
Accrued professional fees	740	597
Acquisition-related accruals	27	257
Accrued restructuring	—	609
Accrued other	3,890	4,429
State sales tax accruals	189	3,254

	$14,527	$17,431

9.	Restructuring Charges

In the fourth quarter of fiscal 2006, the Company initiated the restructuring of certain of its operations in France to realign its resources in that region. As a result of this initiative, the Company terminated several employees resulting in restructuring charges for severance and related costs during fiscal 2006 and 2007 and a restructuring credit in fiscal 2008. The cumulative expense recorded relating to the restructuring in France was $1,210.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The following is a roll forward of the restructuring accrual for the years ended September 30, 2008, 2007 and 2006:

Restructuring accrual balance at September 30, 2005	$—
Restructuring and other related charges	255

Restructuring accrual balance at September 30, 2006	255
Restructuring and other related charges	1,240
Cash payments and foreign currency translation adjustment	(886)

Restructuring accrual balance at September 30, 2007	609
Reversal of accrual in connection with final settlement with employee	(286)
Cash payments and foreign currency translation adjustment	(323)

Restructuring accrual balance at September 30, 2008	$—

On October 14, 2008, the Company approved a plan to implement a strategic reduction of its workforce designed to streamline its organization and improve its corporate operating performance. The Company expects to reduce its workforce by approximately 4%. During the year ended September 30, 2009, the Company expects to record a restructuring charge in the form of one-time termination benefits to employees.

10.	Income Taxes

The following is a summary of the Company’s income (loss) before provision for income taxes by geography:

	Year Ended September 30,
	2008	2007	2006

U.S.	$(5,124)	$(3,183)	$370
Non-U.S.	2,796	2,878	343

	$(2,328)	$(305)	$713

The following is a summary of the Company’s income tax provision (benefit):

	Year Ended September 30,
	2008	2007	2006

Current:
Federal	$(98)	$(330)	$2,465
State	30	202	230
Foreign	1,377	479	271

Total current provision	1,309	351	2,966

Deferred:
Federal	5,683	(1,158)	(2,612)
State	477	(31)	(317)
Foreign	(58)	37	—

Total deferred provision (benefit)	6,102	(1,152)	(2,929)

	$7,411	$(801)	$37

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Principal reconciling items from income tax computed at the U.S. statutory tax rate are as follows:

	Year Ended September 30,
	2008	2007	2006

Statutory tax rate	(34.0)%	(34.0)%	34.0%
Foreign taxes, net	9.7	(4.7)	(13.5)
State taxes, net	(4.5)	54.1	(23.1)
Extraterritorial income exclusion	—	—	(16.4)
Domestic manufacturer’s deduction	—	—	(7.8)
Share-based compensation	14.2	48.5	32.3
Meals and entertainment	4.4	34.3	12.8
Research and development credit	(8.8)	(240.3)	(12.1)
Change in valuation allowance	339.8	(115.6)	32.2
Tax reserve adjustment	—	—	(33.2)
Other	(2.5)	(4.9)	—

Effective tax rate	318.3%	(262.6)%	5.2%

The principal components of the Company’s deferred tax assets and liabilities are as follows:

	As of	As of
	September 30, 2008	September 30, 2007

Deferred tax assets:
Share-based compensation	$2,678	$1,989
Amortization of identifiable intangible assets	3,548	3,214
Depreciation	364	173
Accrued expenses and other	591	256
Net operating loss carryforwards	592	145
U.S. foreign tax credit carryforwards	314	163
Research and development tax credit carryforwards	782	354

	8,869	6,294
Valuation allowance	(8,701)	(583)

Total deferred tax assets	168	5,711
Deferred tax liabilities:
Amortization of goodwill	(1,368)	(822)

Total deferred tax liabilities	(1,368)	(822)

Net deferred tax assets (liabilities)	$(1,200)	$4,889

FASB Statement No. 109, Accounting for Income taxes, requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance must be sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. During the fourth quarter of fiscal 2008, the Company determined, based on the weight of all of the available evidence at that time, that it is more likely than not that all of its U.S. federal and state deferred tax assets will not be realized. Accordingly, the Company recorded a valuation allowance of $8,098 to reduce the balance of these U.S. deferred tax assets to

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

zero. Approximately $7,901 of the valuation allowance had a net impact on the Company’s consolidated income statement. The Company also recorded a valuation allowance of $20 to reduce the deferred tax assets of its wholly owned subsidiary in France to an amount that is more likely than not to be realized. This portion of the valuation allowance had no net impact to the Company’s consolidated income statement. The net change in the total valuation allowance for the year ended September 30, 2008 was an increase of $8,118.

For tax purposes, $23,388 of the Company’s goodwill is amortizable over fifteen years. For financial statement purposes, goodwill is not amortized but is assessed annually for impairment. The tax amortization of goodwill results in a taxable temporary difference which will not reverse until some indefinite future period when the goodwill is either impaired or written-off for financial statement purposes. Such taxable temporary differences generally cannot be used to support the realization of deferred tax assets relating to reversing temporary differences. As a result, the Company must reflect a net deferred tax liability at September 30, 2008.

The Company’s subsidiary in Pune, India currently benefits from a full tax exemption under the Software Technology Parks of India program. The exemption began upon commencement of business operations in August 2005 and is currently scheduled to expire on March 31, 2010.

During the three months ended September 30, 2008, the Company received a notice from the tax authority in France stating their intent to audit the tax returns of the Company’s subsidiary in France for the fiscal years ended September 30, 2005 through September 30, 2007. The audit has not yet begun, but the Company intends to cooperate fully in the management and resolution of the audit.

The Emergency Economic Stabilization Act (“the Act”) was enacted in the U.S. in October, 2008. As part of the Act, the provisions of the U.S. research and development tax credit were extended to include qualified costs incurred after December 31, 2007. The Company has not yet recorded a benefit for its research and development costs incurred after December 31, 2007 as the Act was enacted after the close of its current fiscal year ended September 30, 2008.

As of September 30, 2008, the Company has U.S. federal and state net operating loss carryforwards of $1,480 and $3,082, respectively. These net operating loss carryforwards will expire at various dates through 2028. The Company has utilized all of its non-U.S. net operating loss carryforwards as of September 30, 2008. The Company also has federal and state research and development tax credit carryforwards of $256 and $927, respectively. These tax credits will expire at various dates through 2028. The Company also has $314 of U.S. foreign tax credit carryforwards and these credits will expire in 2015. The Company has recorded a full valuation allowance against all of these tax attributes as of September 30, 2008.

The Company permanently reinvests the undistributed earnings of its foreign subsidiaries. As of September 30, 2008, the Company had approximately $4,973 of undistributed foreign earnings. It is not practicable to compute the estimated deferred tax liability on these earnings.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on October 1, 2007. The Company did not record a cumulative effect adjustment

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

to retained earnings as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Balance at October 1, 2007	$991
Decrease to prior year tax positions	(313)
Increase to current year tax positions	222
Decrease related to settlements with taxing authorities	(234)

Balance at September 30, 2008	$666

Included in the unrecognized tax benefits at September 30, 2008 is $477 of tax benefits that, if recognized, would affect the Company’s annual effective tax rate.

The Company accrues potential interest and penalties relating to unrecognized tax benefits. The Company records interest and penalties for tax deficiencies as income tax expense. At October 1, 2007, the amount of accrued interest and penalties relating to unrecognized tax benefits was $69 and $0, respectively. Due to settlements with various taxing authorities, the Company recorded a net reduction of previously accrued interest of $26 during the year ended September 30, 2008.

Due to the expiration of certain statutes of limitation, it is reasonably possible that the Company’s total liability for unrecognized tax benefits may decrease within the next twelve months by a range of zero to $61.

The Company files federal and state income tax returns in the United States and also files tax returns in the United Kingdom, France, Singapore and India. These tax returns are generally open to examination by the relevant tax authorities for three to six years from the date they are filed. The tax filings related to the Company’s operations in the United States, France and India are currently open to examination for fiscal years 2005 through 2007. The tax filings for the Company’s operations in the United Kingdom and Singapore are currently open to examination for fiscal years 2002 through 2007.

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

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s common stockholders. Common stockholders are entitled to receive dividends, if any, as declared by the Board of Directors. At September 30, 2008, the Company had reserved 5,844,000 shares of common stock for the future exercise of stock options and vesting of restricted stock units authorized under its stock incentive plan as well as for stock purchases through its employee stock purchase plan.

The Company does not have a practice of repurchasing shares to satisfy share-based payment arrangements and does not expect to initiate such a repurchase during fiscal 2009.

Treasury Stock

As of September 30, 2008, there were no shares held as treasury stock.

On November 30, 2008, the Board of Directors approved a stock repurchase program which allows the Company to repurchase up to $5 million shares of the Company’s common stock on the open market or in privately negotiated transactions.

Undesignated Preferred Stock

The Board of Directors and stockholders have authorized 10,000,000 shares of undesignated preferred stock, par value $0.01 per share. As of September 30, 2008 and 2007, there was no preferred stock outstanding.

Accumulated Other Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, the Company’s comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on investments.

The following table presents the calculation of comprehensive income:

	Year Ended
	September 30,
	2008	2007

Net Income (loss)	$(9,739)	$496
Other comprehensive income:
Change in unrealized gain (loss) on short-term investments, net of tax	(27)	(1)
Foreign currency translation adjustments	81	104

Other comprehensive income (loss)	$(9,685)	$599

12.	Equity Compensation Plans

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
(In thousands, except share and per share data)

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

In March 2005, the Board of Directors and stockholders also approved the 2005 Stock Incentive Plan (the 2005 Plan). The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2005 Plan, plus 367,000 shares available for grant under the 2003 Plan immediately prior to the closing of the Company’s initial public offering and the number of shares subject to awards granted under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased by the Company at the original issuance price pursuant to a contractual repurchase right. On October 1, 2007 and 2008, an additional 1,004,000 and 1,038,000 shares, respectively, were reserved under the 2005 Plan, in accordance with the provisions of the Plan, which require an annual increase of the shares reserved for issuance under the Plan equal to the lesser of (a) 5,000,000 shares of common stock, (b) 5% of the outstanding shares of common stock as of the opening of business on such date or (c) an amount determined by the Board of Directors.

The following is a summary of the stock option activity, including related disclosures, during the year ended September 30, 2008.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value(1)

Outstanding at September 30, 2007	2,487,000	$8.48
Granted	506,000	7.97
Exercised	(330,000)	2.44
Forfeited	(211,000)	11.45

Outstanding at September 30, 2008	2,452,000	$8.85	4.88	$3,039,000

Exercisable at September 30, 2008	1,477,000	$8.20	4.83	$2,599,000
Options at September 30, 2008 vested and expected to vest in the future	2,219,000	$8.70	4.88	$2,955,000

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on September 30, 2008 of $7.84 per share and the exercise price of the underlying options.

The total intrinsic value of options exercised during the years ended September 30, 2008, 2007 and 2006 was $1,952, $2,958 and $4,788, respectively.

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

The following is a summary of the status of the Company’s restricted stock units as of September 30, 2008 and the activity during the year ended September 30, 2008.

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested awards at September 30, 2007	1,136,000	$12.11
Granted	475,000	7.75
Vested	(337,000)	11.90
Forfeited	(276,000)	11.34

Nonvested awards at September 30, 2008	998,000	$10.29

The Company recorded $3,982 of shared-based compensation expense related to RSUs for the year ended September 30, 2008. As of September 30, 2008, there was unrecognized compensation cost related to RSUs totaling $7,466 net of estimated forfeitures, which will be recognized over a weighted-average period of 1.89 years.

Employee Stock Purchase Plan

In March 2005, the Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (ESPP), which is designed to be qualified under Section 423 of the Internal Revenue Code. The ESPP is available to all eligible employees, who, through payroll deductions, will be able to individually purchase shares of the Company’s common stock semi-annually at a price equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the purchase period. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock for the ESPP. At September 30, 2008, 781,000 shares were reserved for future issuance under the ESPP.

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
(In thousands, except share and per share data)

information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views and manages its business as one reporting segment.

Geographic Data

Total assets located outside of the U.S. were 17% and 13% of total assets as of September 30, 2008 and 2007, respectively. Long-term assets located outside of the U.S. were 14% and 16% of total long-term assets at September 30, 2008 and 2007, respectively, or $1,243 and $980. Revenue for the years ended September 30, 2008, 2007 and 2006 from customers located outside the United States was 40%, 30% and 26%, respectively, of total revenue.

In the following table, revenue is determined based on the locations of customers.

	Year Ended September 30,
	2008	2007	2006

Revenues:
United States	$73,040	$71,536	$60,841
All other	48,091	30,707	21,570

	$121,131	$102,243	$82,411

Other than the United States, no individual country represented greater than 10% of total revenues in any year.

14.	Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
Year Ended September 30, 2008	Quarter	Quarter	Quarter	Quarter

Total revenue	$28,464	$30,787	$33,290	$28,590
Gross profit	21,259	22,670	24,748	21,013
Net income (loss)	(424)	(277)	411	(9,449)
Net income (loss) per common share:
Basic	$(0.02)	$(0.01)	$0.02	$(0.46)

Diluted	$(0.02)	$(0.01)	$0.02	$(0.46)

	First	Second	Third	Fourth
Year Ended September 30, 2007	Quarter	Quarter	Quarter	Quarter
Total revenue	$23,798	$26,297	$22,847	$29,301
Gross profit	19,199	20,400	17,212	23,000
Net income (loss)	(180)	1,063	(792)	405
Net income (loss) per common share:
Basic	$(0.01)	$0.05	$(0.04)	$0.02

Diluted	$(0.01)	$0.05	$(0.04)	$0.02

On October 1, 2007, the Company adopted the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-2”), which requires the Company to accrue an estimated liability for sabbatical leave over the requisite service period. Prior to the adoption of

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

EITF 06-2, the Company recorded a liability for sabbatical leave upon an employee vesting in the benefit, which occurred when an employee went on leave after completing a six-year service period. The adoption of EITF 06-2 resulted in an additional liability of $435, additional deferred tax assets of $161 and a reduction to retained earnings of $274 as of October 1, 2007.

On October 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”), which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no cumulative effect upon adoption of FIN 48.

The quarterly financial data reflect our acquisition of MarketingCentral L.L.C on July 12, 2007 for $12.9 million in cash and assumed liabilities. Results of operations for the acquired business has been included in the consolidated income statements since its acquisition date.

15.	Employee Benefit Plans

On July 1, 2000, the Company adopted the Unica Corporation 401(k) Savings Plan (the 401(k) Plan). Under the 401(k) Plan, employees may elect to reduce their current compensation by an amount no greater than the statutorily prescribed annual limit and may have that amount contributed to the 401(k) Plan. The Company may make matching or additional contributions to the 401(k) Plan in amounts to be determined by management. The Company contributed $485, $477 and $368 to the 401(k) Plan for the years ended September 30, 2008, 2007 and 2006, respectively.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended September 30, 2008, 2007 and 2006:

	Balance at	Impact of			Balance at
	Beginning of	Adopting			End of
	Period	SAB 108	Provision	Write-offs	Period

Year ended September 30, 2008	$77	—	$117	$(107)	$87
Year ended September 30, 2007	$141	—	$55	$(119)	$77
Year ended September 30, 2006	$569	$(510)	$82	—	$141

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, Unica’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of September 30, 2008 because we did not maintain effective controls to ensure the completeness and accuracy of deferred maintenance and subscription revenue, including the determination and reporting of deferred maintenance and subscription revenue balances as well as the recognition of maintenance and subscription revenue. Specifically, we did not:

•	Properly perform an effective analysis of the maintenance and subscription deferred revenue balances to ensure that such balances were properly stated given the contractual terms of our customer arrangements and the related period of performance;

•	Have controls and procedures in place to ensure that the relevant terms of customer contracts were input completely and accurately into our accounting system, both when a customer contract was initially executed and when a customer contract was amended;

•	Have processes in place to ensure that control procedures relating to deferred maintenance and subscription revenue were communicated to newly hired personnel responsible for performing such control procedures; and

•	Have controls and procedures in place to ensure that revenue was recognized in the appropriate period for customers where revenue was only to be recognized when collection occurred.

Additionally, this control deficiency could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement of our interim or annual consolidated financial statements and disclosures that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Based on the material weakness described above, management concluded that, as of September 30, 2008, our internal control over financial reporting was not effective based on criteria in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of September 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 49.

Remediation Plans for Material Weakness in Internal Control Over Financial Reporting Related to the Accounting for Deferred Maintenance and Subscription Revenue

The Company is implementing enhancements to its internal control over financial reporting to address the material weakness described above and to provide reasonable assurance that errors and control deficiencies of this type will not recur. These steps include:

•	The Company will enhance its quarterly review of deferred maintenance and subscription revenue to ensure that ending balances are properly stated and that revenue recognized for a reporting period is complete and accurate;

•	The Company has begun to utilize functionality in its accounting software that provides more controls in how contractual terms of customer arrangements are entered and maintained, as well as how maintenance and subscription revenue is tracked and reported; and

•	The Company will enhance its review of deferred revenue balances relating to customers where revenue is recognized when collection has occurred.

The Company believes it is taking the steps necessary to remediate this material weakness. The Company will continue to monitor the effectiveness of these procedures and will continue to make any changes that management deems appropriate.

Remediation of Material Weakness in Internal Control over Financial Reporting Related to Taxes

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, management concluded that as of September 30, 2007 the Company did not maintain effective internal control procedures over the accounting for taxes including the determination and reporting of state income taxes, state sales taxes, deferred tax assets and the income tax provision. Specifically, the Company did not properly evaluate the realizability of a state tax benefit and related deferred tax assets and did not perform an effective analysis to ensure the completeness and accuracy of its state sales taxes and income taxes. This control deficiency resulted in the misstatement of the aforementioned accounts and disclosures and the restatement of the Company’s interim consolidated financial statements for fiscal 2007.

Management has concluded that, as of September 30, 2008, the Company has remediated the previously reported material weakness in internal control over financial reporting relating to taxes. Prior to that date, the Company had taken the following remedial actions:

•	The Company hired a replacement tax professional who is experienced in tax accounting. The Company has ensured that all relevant tax personnel involved in tax transactions, through additional resources and training, understand and apply the proper recognition and accounting of tax related assets and liabilities; and

•	The Company has enhanced its quarterly review of tax-related assets and liabilities, as well as the effective tax rate, to ensure proper recognition of taxes payable and the deferred tax assets and liabilities. Such reviews are performed by personnel with an appropriate level of tax expertise.

During the fourth quarter of fiscal 2008, the Company completed testing to validate compliance with the newly implemented policies, procedures and controls. The Company has undertaken this testing in order to demonstrate operating effectiveness over a period of time that is sufficient to support its conclusion. The Company has reviewed the results from this testing and concluded that the material weakness in its internal control over financial reporting relating to taxes was remediated as of September 30, 2008. The Company will continue to monitor the effectiveness of these procedures on a quarterly basis, and will continue to make any enhancements or changes to control procedures that management deems appropriate.

Changes in Internal Control Over Financial Reporting

As described above in the paragraph titled Remediation of Material Weakness in Internal Control Over Financial Reporting Related To Taxes, there were changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. As a result of these changes, as stated above, the Company has remediated the previously reported material weakness relating to taxes.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Proposal 1: Election of Class I Directors,” “Information About Continuing Directors,” “Information About Executive Officers,” “Code of Business Conduct and Ethics” and “Board Committees — Audit Committee” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities Exchange Act of 1934, as amended. This information is listed under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange

Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference. The information regarding executive officers is listed under the section captioned “Information About Executive Officers” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is set forth under the captions “Director Compensation,” “Executive Officer Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the captions “Stock Owned by Directors, Executive Officers and Greater-Than-5% Stockholders” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Information About Corporate Governance” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements are filed as part of this Annual Report on Form 10-K.

2. The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets as of September 30, 2008 and 2007

•	Consolidated Income Statements for the years ended September 30, 2008, 2007 and 2006

•	Consolidated Statements of Redeemable Preferred Stock, Stockholders’ Equity and Comprehensive Income for the years ended September 30, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2007 and 2006

(b) Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation(1)
3.2		Amended and Restated By-laws(1)
4.1		Specimen Certificate for shares of common stock(1)
4.2		Registration Rights Agreement, dated as of November 24, 1999, by and among the Registrant and the parties named therein, as amended(1)
10	.1*	Amended and Restated 1993 Stock Option Plan(1)
10	.2*	2003 Stock Option Plan, as amended(1)
10	.3*	2005 Stock Incentive Plan, as amended(4)
10	.4*	2005 Employee Stock Purchase Plan, as amended(10)
10	.5*	Standard form of Stock Option Agreement entered into with executive officers pursuant to the 1993 Stock Option Plan(1)
10	.6*	Standard form of Adviser’s Stock Option Agreement entered into with directors pursuant to the 1993 Stock Option Plan(1)
10	.7*	Standard form of Stock Option Agreement entered into with executive officers pursuant to the 2003 Stock Option Plan(1)
10	.8*	Standard form of Adviser’s Stock Option Agreement entered into with directors pursuant to the 2003 Stock Option Plan(1)
10	.9*	Standard form of Incentive Stock Option Agreement entered into with executive officers pursuant to the 2005 Stock Incentive Plan(1)
10	.10*	Standard form of Non-qualified Stock Option Agreement entered into with directors pursuant to the 2005 Stock Incentive Plan(1)
10	.11*	Standard form of Restricted Stock Agreement granted under 2005 Stock Incentive Plan(2)
10	.12*	Standard form of Restricted Stock Unit Agreement granted under 2005 Stock Incentive Plan(3)
10.13		Lease, dated as of December 20, 2002, by and between the Registrant and Mortimer B. Zuckerman and Edward H. Linde, Trustees of Tracer Lane Trust II, as amended(1)
10	.14*	Form of Indemnification Agreement entered into by and between the Registrant and each of its executive officers and directors(1)
10	.15*	Letter Agreement between the Registrant and Ralph A. Goldwasser, dated February 1, 2006(5)
10	.16*	Transition Agreement dated January 31, 2006 between Unica Corporation and Richard Darer(3)
10	.17*	Fiscal 2008 Executive Incentive Plan(9)
10.18		Letter Agreement between the Registrant and Richard Hale, dated January 8, 2007(6)
10.19		Agreement and Plan of Merger, dated July 9, 2007, by and among the Registrant, MRB Acquisition Corp. and MarketingCentral L.L.C.(8)
14.1		Code of Business Conduct and Ethics(1)
16.1		Letter from Ernst & Young LLP(7)
21	.1#	List of Subsidiaries
23	.1#	Consent of PricewaterhouseCoopers LLP
23	.2#	Consent of Ernst & Young LLP
31	.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed herewith

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-1 (File No. 333-120615)

(2)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on December 19, 2005 (File No. 000-51461)

(3)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 14, 2006 (File No. 000-51461)

(4)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 15, 2006 (File No. 000-51461)

(5)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 14, 2006 (File No. 000-51461)

(6)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 9, 2007 (File No. 000-51461)

(7)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on June 29, 2007 (File No. 000-51461)

(8)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with SEC on July 13, 2007 (File No. 000-51461)

(9)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with SEC on February 11, 2008 (File No. 000-51461)

(10)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with SEC on May 12, 2008 (File No. 000-51461)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on behalf by the undersigned, thereunto duly authorized.

UNICA CORPORATION

By:	/s/ Yuchun Lee
Yuchun Lee
Chief Executive Officer, President and Chairman

By:	/s/ Kevin P. Shone
Kevin P. Shone
Senior Vice President and Chief Financial Officer

Date: December 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of December 15, 2008.

Signature	Title

/s/ Yuchun Lee Yuchun Lee	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Kevin P. Shone Kevin P. Shone	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

/s/ Aron J. Ain Aron J. Ain	Director

/s/ Bruce R. Evans Bruce R. Evans	Director

/s/ Carla Hendra Carla Hendra	Director

/s/ James A. Perakis James A. Perakis	Director

/s/ Robert P. Schechter Robert P. Schechter	Director

/s/ Bradford D. Woloson Bradford D. Woloson	Director

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation(1)
3.2		Amended and Restated By-laws(1)
4.1		Specimen Certificate for shares of common stock(1)
4.2		Registration Rights Agreement, dated as of November 24, 1999, by and among the Registrant and the parties named therein, as amended(1)
10	.1*	Amended and Restated 1993 Stock Option Plan(1)
10	.2*	2003 Stock Option Plan, as amended(1)
10	.3*	2005 Stock Incentive Plan, as amended(4)
10	.4*	2005 Employee Stock Purchase Plan, as amended(10)
10	.5*	Standard form of Stock Option Agreement entered into with executive officers pursuant to the 1993 Stock Option Plan(1)
10	.6*	Standard form of Adviser’s Stock Option Agreement entered into with directors pursuant to the 1993 Stock Option Plan(1)
10	.7*	Standard form of Stock Option Agreement entered into with executive officers pursuant to the 2003 Stock Option Plan(1)
10	.8*	Standard form of Adviser’s Stock Option Agreement entered into with directors pursuant to the 2003 Stock Option Plan(1)
10	.9*	Standard form of Incentive Stock Option Agreement entered into with executive officers pursuant to the 2005 Stock Incentive Plan(1)
10	.10*	Standard form of Non-qualified Stock Option Agreement entered into with directors pursuant to the 2005 Stock Incentive Plan(1)
10	.11*	Standard form of Restricted Stock Agreement granted under 2005 Stock Incentive Plan(2)
10	.12*	Standard form of Restricted Stock Unit Agreement granted under 2005 Stock Incentive Plan(3)
10.13		Lease, dated as of December 20, 2002, by and between the Registrant and Mortimer B. Zuckerman and Edward H. Linde, Trustees of Tracer Lane Trust II, as amended(1)
10.14		Form of Indemnification Agreement entered into by and between the Registrant and each of its executive officers and directors(1)
10	.15*	Letter Agreement between the Registrant and Ralph A. Goldwasser, dated February 1, 2006(5)
10	.16*	Transition Agreement dated January 31, 2006 between Unica Corporation and Richard Darer(3)
10	.17*	Fiscal 2008 Executive Incentive Plan(9)
10.18		Letter Agreement between the Registrant and Richard Hale, dated January 8, 2007(6)
10.19		Agreement and Plan of Merger, dated July 9, 2007, by and among the Registrant, MRB Acquisition Corp. and MarketingCentral L.L.C.(8)
14.1		Code of Business Conduct and Ethics(1)
16.1		Letter from Ernst & Young LLP(7)
21	.1#	List of Subsidiaries
23	.1#	Consent of PricewaterhouseCoopers LLP
23	.2#	Consent of Ernst & Young LLP
31	.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed herewith

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-1 (File No. 333-120615)

(2)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on December 19, 2005 (File No. 000-51461)

(3)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 14, 2006 (File No. 000-51461)

(4)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 15, 2006 (File No. 000-51461)

(5)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 14, 2006 (File No. 000-51461)

(6)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 9, 2007 (File No. 000-51461)

(7)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on June 29, 2007 (File No. 000-51461)

(8)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on July 13, 2007 (File No. 000-51461)

(9)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on February 11, 2008 (File No. 000-51461)

(10)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 12, 2008 (File No. 000-51461)