Form 10-Q
period 2008-12-31
UNICA CORP
filed 2009-02-09
CIK 1138804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51461
Unica Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3174345
(State or other jurisdiction of	(I.R.S. Employe
incorporation or organization)	Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of February 2, 2009 was 20,827,000.

UNICA CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED December 31, 2008

PART I — Financial Information
Item 1. Financial Statements
UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	September 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$33,177	$35,799
Short-term investments	13,327	11,482
Accounts receivable, net of allowance for doubtful accounts of $89 and $87, respectively	22,309	21,339
Purchased customer receivables	760	765
Prepaid expenses and other current assets	3,555	5,351

Total current assets	73,128	74,736
Property and equipment, net	4,484	4,781
Long-term investments	—	2,989
Purchased customer receivables, long-term	—	173
Acquired intangible assets, net	6,011	6,846
Goodwill	26,116	26,182
Deferred tax assets, long-term, net of valuation allowance	166	168
Other assets	1,080	1,034

Total assets	$110,985	$116,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,241	$3,536
Accrued expenses	12,401	14,527
Deferred revenue	36,181	35,369

Total current liabilities	50,823	53,432
Long-term deferred revenue	1,681	1,733
Other long-term liabilities	1,738	1,738

Total liabilities	54,242	56,903
Commitments, contingencies, and guarantees (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized — 90,000,000 shares; 20,898,000 shares issued and 20,828,000 shares outstanding at December 31, 2008; 20,758,000 shares issued and outstanding at September 30, 2008	209	208
Additional paid-in capital	67,958	66,841
Accumulated deficit	(11,533)	(7,435)
Treasury Stock, at cost	(298)	—
Accumulated other comprehensive income	407	392

Total stockholders’ equity	56,743	60,006

Total liabilities and stockholders’ equity	$110,985	$116,909

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended December 31,
	2008	2007
Revenue:
License	$6,460	$11,145
Maintenance and services	15,356	14,589
Subscription	4,278	2,730

Total revenue	26,094	28,464
Costs of revenue:
License	636	759
Maintenance and services	5,221	5,793
Subscription	1,013	653

Total cost of revenue	6,870	7,205

Gross profit	19,224	21,259
Operating expenses:
Sales and marketing	11,022	11,761
Research and development	5,446	5,947
General and administrative	3,957	4,994
Restructuring charges (credits)	754	(266)
Amortization of acquired intangible assets	485	393

Total operating expenses	21,664	22,829

Loss from operations	(2,440)	(1,570)
Other income (expense):
Interest income, net	240	453
Other income (expense), net	(1,117)	128

Total other income (expense)	(877)	581

Loss before income taxes	(3,317)	(989)
Provision for (benefit from) income taxes	781	(565)

Net loss	$(4,098)	$(424)

Net loss per common share:
Basic	$(0.20)	$(0.02)

Diluted	$(0.20)	$(0.02)

Shares used in computing net loss per common share:
Basic	20,802,000	20,131,000

Diluted	20,802,000	20,131,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,098)	$(424)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	742	484
Amortization of capitalized software development costs	37
Amortization of acquired intangible assets	797	727
Share-based compensation expense	1,296	1,769
Excess tax benefits from share-based compensation	—	(95)
Provision for (benefit from) deferred income taxes	(25)	117
Changes in operating assets and liabilities:
Accounts receivable	(1,067)	(679)
Prepaid expenses and other current assets	1,728	(561)
Other assets	181	190
Accounts payable	(1,178)	239
Accrued expenses	(1,506)	(1,426)
Deferred revenue	831	600

Net cash provided by (used in) operating activities	(2,262)	941
Cash flows from investing activities:
Purchases of property and equipment	(244)	(763)
Cash collected from license acquired in acquisition	38	41
Capitalization of software development costs	(285)	—
Proceeds from sales and maturities of investments	2,042	12,155
Purchases of investments	(898)	(13,901)
Increase in restricted cash	(69)	—

Net cash provided by (used in) investing activities	584	(2,468)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plan	33	38
Excess tax benefits from share-based compensation	—	95
Purchases of treasury shares	(298)	—
Payment of withholding taxes in connection with settlement of restricted stock units	(191)	(478)

Net cash used in financing activities	(456)	(345)
Effect of exchange rate changes on cash and cash equivalents	(488)	11

Net decrease in cash and cash equivalents	(2,622)	(1,861)
Cash and cash equivalents at beginning of period	35,799	18,493

Cash and cash equivalents at end of period	$33,177	$16,632

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(In thousands, except share and per share data)
1. Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring items, to fairly present the results of the interim periods in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP), have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to ensure the information presented is not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, and current reports on Form 8-K filed with the Securities and Exchange Commission. The interim period results are not necessarily indicative of the results to be expected for any subsequent interim period or for the full year.
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
     In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred, the Company classifies reimbursements received for out-of-pocket expenses incurred as services revenue and classifies the related costs as cost of revenue. The amounts of reimbursable expenses included within revenue and cost of revenue were $216 and $406 for the three months ended December 31, 2008 and 2007, respectively.
     Subscription Revenue. Subscription service includes, for a bundled fee, (a) the right to use our software for a specified period of time, typically one year, (b) updates and upgrades to our software, and (c) technical support. Under a subscription agreement, the Company typically invoices the customer in annual or quarterly installments in advance. Where fair value of the subscription arrangement cannot be established, revenue of the entire arrangement is recognized ratably over the contractual term of the elements in an arrangement, commencing on the date at which all services under related work orders are completed.

3. Cash and Cash Equivalents and Investments
     The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. The Company invests the majority of its excess cash in overnight investments and money market funds of accredited financial institutions.
     The Company considers all highly liquid investments with maturities of between 91 and 365 days as of the balance sheet date to be short-term investments, and investments with maturities greater than 365 days as of the balance sheet date to be long-term investments. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s investments were classified as available-for-sale and were carried at fair market value at December 31, 2008 and September 30, 2008. Unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss).
     Investments were as follows:

	Amortized	Unrealized	Fair Market
	Cost	Gain (Loss)	Value
At December 31, 2008:
Commercial paper	$3,545	$2	$3,547
U.S. Treasury obligations	899	—	899
Corporate debentures and other securities	8,849	32	8,881

Total investments	$13,293	$34	$13,327

At September 30, 2008:
Commercial paper	$5,662	$—	$5,662
Certificates of deposit	500	—	500
Corporate debentures and other securities	8,344	(35)	8,309

Total investments	$14,506	$(35)	$14,471

     As of December 31, 2008, all investments had contractual maturities within one year. As of September 30, 2008, $11,482 of investments had contractual maturities within one year, while $2,989 of investments had contractual maturities with one to two years.
     Effective October 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exchange price, representing the amount that would be received in an orderly transaction between market participants, upon the sale of an asset or a payment to transfer a liability (an exit price) in the principal or most advantageous market for such asset or liability. In February 2008, the FASB issued Staff Position FAS No. 157-2, Partial Deferral of the Effective Date of Statement No. 157 (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis until fiscal years beginning after November 15, 2008. To date, therefore, the Company has adopted the provisions of SFAS No. 157 only with respect to financial assets and liabilities. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities carried at fair value. The Company is currently in the process of evaluating the impact of adopting SFAS No. 157 for non-financial assets and liabilities.
     Valuation techniques used to measure fair value under SFAS No. 157 are required to maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

Level	1—Quoted prices in active markets for identical assets or liabilities.

Level	2—Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level	3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques.

          The Company uses the market approach to measure the fair value of its financial assets by obtaining prices and other relevant information generated by market transactions involving identical or comparable assets. The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at December 31, 2008:

		Fair Value Measurements
	Total Fair Value at	at Reporting Date Using
	December 31, 2008	Level 1	Level 2	Level 3
Money market funds	$24,041	$24,041	$—	$—
Certificates of deposit	505	—	505	—
Commercial paper	3,547	—	3,547	—
U.S. Treasury obligations	899	899	—	—
U.S. government agency obligations	6,086	—	6,086	—
Corporate debt obligations	2,290	765	1,525	—

	$37,368	$25,705	$11,663	$—

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
     The following table presents the calculation of comprehensive income (loss):

	Three Months Ended December 31,
	2008	2007
Net loss	$(4,098)	$(424)
Other comprehensive income:
Change in unrealized gain on investments, net of tax	69	1
Foreign currency translation adjustments	(54)	63

Other comprehensive income	15	64

Comprehensive loss	$(4,083)	$(360)

5. Net Income (Loss) Per Common Share
     The Company calculates net income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Diluted net income (loss) per common share gives effect to all dilutive securities, including stock options and restricted stock units using the treasury stock method. For the three months ended December 31, 2008 and 2007, the Company had only one class of security, common stock, outstanding.
     The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended December 31,
	2008	2007
Net loss	$(4,098)	$(424)
Weighted-average shares of common stock outstanding	20,802,000	20,131,000
Dilutive effect of common stock equivalents	—	—

Weighted-average shares used in computing diluted net loss per common share	20,802,000	20,131,000

Basic net loss per common share	(0.20)	$(0.02)
Diluted net loss per common share	(0.20)	$(0.02)
     Weighted-average common stock equivalents of 3,864,383 and 3,569,773 were excluded from the calculation of diluted net loss per common share for the three months ended December 31, 2008 and 2007, respectively, as their inclusion would be anti-dilutive.

6. Goodwill and Acquired Intangible Assets
          The Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value in accordance with the provisions of SFAS No. 142. In 2008, the Company’s annual testing indicated there was no impairment since the fair value exceeded the net assets of the reporting units, including goodwill. The Company estimates fair value using the income approach, based on the discounted future cash flows estimated by management for each reporting unit. Reporting units are organized by operations with similar economic characteristics for which discrete financial information is available and regularly reviewed by management.
          Unless changes in events or circumstances indicate that an impairment test is required, the Company will continue to test goodwill for impairment on an annual basis. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, significant underperformance relative to historical or projected future operating results, an economic downturn in customers’ industries, increased competition, a significant reduction in the Company’s stock price for a sustained period or a reduction of our market capitalization relative to net book value.
          Intangible assets acquired in the Company’s acquisitions include goodwill, developed technology and customer contracts and related customer relationships. All of the Company’s acquired intangible assets, except goodwill, are subject to amortization over their estimated useful lives. A portion of the goodwill and acquired intangible assets is recorded in the accounts of a French subsidiary of the Company and, as such, is subject to translation at the currency exchange rates in effect at the balance sheet date. The components of acquired intangible assets, excluding goodwill are as follows:

	Range of	Gross
	Useful Lives	Carrying	Accumulated	Net Book
	In Years	Value	Amortization	Value
As of December 31, 2008:
Developed technology	1-8	$6,699	$(4,246)	$2,453
Customer contracts and related customer relationships	3-14	7,556	(5,125)	2,431
License agreement	14	1,360	(233)	1,127
Trade name	1	44	(44)	—

Total intangible assets		$15,659	$(9,648)	$6,011

As of September 30, 2008:
Developed technology	1-8	$6,699	$(3,935)	$2,764
Customer contracts and related customer relationships	3-14	7,556	(4,640)	2,916
License agreement	14	1,360	(194)	1,166
Trade name	1	44	(44)	—

Total intangible assets		$15,659	$(8,813)	$6,846

     The following table describes changes to goodwill during the three months ended December 31, 2008:

Balance at September 30, 2008	$26,182
Foreign currency translation adjustments	(66)

Balance at December 31, 2008	$26,116

     The Company recorded amortization expense for acquired intangible assets of $797 and $727 for the three months ended December 31, 2008 and 2007, respectively. Amortization of developed technology, included as a component of cost of license revenue in the consolidated statements of operations, was $312 and $333 for the three months ended December 31, 2008 and 2007, respectively.

     Intangible assets are expected to be amortized as follows:

Year ending September 30, 2009 (remainder)	$1,496
2010	1,201
2011	692
2012	585
2013 and thereafter	2,037

Total expected amortization	$6,011

7. Software Development Costs
     The Company evaluates whether to capitalize or expense software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company has defined technological feasibility as the completion of a working model. During the three months ended December 31, 2008 and 2007, $104 and $0, respectively, of software development costs were capitalized in accordance with SFAS No. 86. Amortization expense during the three months ended December 31, 2008 and 2007 was $37 and $17, respectively. The net book value of software development costs was $238 and $109 at December 31, 2008 and 2007, respectively.
     The Company capitalizes certain costs of software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training cost are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, beginning when the software is ready for its intended use. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three months ended December 31, 2008 and 2007, $181 and $0, respectively, of internal-use software costs were capitalized.
8. Accounting for Share-Based Compensation
     On October 1, 2005, the Company adopted the provisions of SFAS No.123 (revised 2004), Share-Based Payment (SFAS No.123(R)), which requires the Company to recognize expense related to the fair value of share-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS No.123(R) and therefore did not restate the Company’s financial results for prior periods. Under this transition method, share-based compensation expense for the three months ended December 31, 2008 and 2007 includes compensation expense for all share-based awards granted or modified on or after November 18, 2004 (the filing date for the initial registration statement for the Company’s initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     For options accounted for under SFAS No.123(R), the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. In addition, SFAS No.123(R) requires the benefits of tax deductions in excess of recognized share-based compensation to be reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption, and only to the extent the benefit is realizable in the current period.
     For options accounted for under SFAS No.123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the model and the resulting estimated fair values of option grants during the applicable period were as follows:

	Three Months ended December 31,
	2008	2007
Dividend yield	—	—
Volatility	58%	50%
Risk-free interest rate	1.11% to 1.53%	4.16%
Weighted-average expected option term (in years)	4.1	4.1
Weighted-average grant date fair value per share of options granted	$1.86	$5.72
Weighted-average grant date fair value per share of restricted stock awards granted	$4.07	$9.90
     The assumptions used in the model and the resulting estimated fair values for the Company’s employee stock purchase plan during the applicable period were as follows:

	Three Months Ended
	December 31,
	2008	2007
Dividend yield	—	—
Volatility	50%	41%
Risk-free interest rate	2.00%	3.49%
Weighted-average expected option term (in years)	0.5	0.5
Weighted-average fair value per share of options granted	$2.68	$2.51
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
     The weighted-average exercise price of the options granted under the stock option plans for the three months ended December 31, 2008 and 2007 was $4.05 and $13.01, respectively.
     The components of share-based compensation expense were as follows:

	Three Months Ended December 31,
	2008	2007
Stock options under SFAS 123R	$525	$690
Stock options under APB 25	—	12
Restricted stock units	689	1,047
Employee stock purchase plan	82	20

Total share-based compensation	$1,296	$1,769

     Cost of revenue and operating expenses include share-based compensation expense as follows for the three months ended December 31, 2008 and 2007:

	Three Months Ended December 31,
	2008	2007
Cost of license revenue	$17	$—
Cost of maintenance and services revenue	217	209
Sales and marketing expense	523	654
Research and development expense	234	334
General and administrative expense	305	572

Total share-based compensation	$1,296	$1,769

     The Company expects to record the unamortized portion of share-based compensation expense for existing stock options and restricted stock units outstanding at December 31, 2008, over a weighted-average period of 1.96 years, as follows:

Year Ending September 30,
2009 (remainder)	$4,299
2010	4,364
2011	2,897
2012	1,495
2013	418

Total unamortized share-based compensation	$13,473

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
     In March 2005, the Board of Directors and stockholders also approved the 2005 Stock Incentive Plan, or the 2005 Plan. The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2005 Plan, plus 367,000 shares that were previously available for grant under the 2003 Plan immediately prior to the closing of the Company’s initial public offering and the number of shares subject to awards granted under the 2003 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased by the Company at the original issuance price pursuant to a contractual repurchase right. On October 1, 2008, an additional 1,038,000 shares were reserved under the 2005 Plan, in accordance with the provisions of the Plan, which require an annual increase of the shares reserved for issuance under the Plan equal to the lesser of (a) 5,000,000 shares of common stock, (b) 5% of the outstanding shares of common stock as of the opening of business on such date or (c) an amount determined by the Board of Directors.
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
     The following is a summary of the Company’s stock options outstanding and exercisable as of December 31, 2008 and the stock option activity for all stock option plans during the three months ended December 31, 2008.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(1)
Outstanding at September 30, 2008	2,452,000	$8.85
Granted	760,000	4.05
Exercised	(10,000)	3.35
Forfeited	(53,000)	10.36

Outstanding at December 31, 2008	3,149,000	7.68	4.80 yrs	$2,330

Exercisable at December 31, 2008	1,554,000	8.38	4.40 yrs	$1,245

Options at December 31, 2008 vested and expected to vest	2,854,000	7.83	4.72 yrs	$2,069

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on December 31, 2008, the last trading day of the period, of $5.48 per share, and the exercise price of the underlying options. The total intrinsic value of options exercised during the three months ended December 31 2008 was $14. The total intrinsic value of options exercised during the three months ended December 31, 2007 was $267.
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
     The following is a summary of the status of the Company’s restricted stock units as of December 31, 2008 and the activity during the three months ended December 31, 2008.

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested awards at September 30, 2008	998,000	$10.29
Granted	745,000	10.34
Vested	(189,000)	10.23
Forfeited	(73,000)	4.07

Nonvested awards at December 31, 2008	1,481,000	9.04

     The Company recorded $689 of share-based compensation expense related to RSUs for the three months ended December 31, 2008. As of December 31, 2008, there was unrecognized compensation cost related to RSUs totaling $7,618, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.06 years.
Employee Stock Purchase Plan
     In March 2005, the Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (ESPP) which is qualified under Section 423 of the Internal Revenue Code. On January 31, 2008, the Board of Directors approved an amendment to the ESPP. The ESPP is available to all eligible employees, who, through payroll deductions, will be able to individually purchase shares of the Company’s common stock semi-annually at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the beginning or end of the purchase period. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock for the ESPP. At December 31, 2008, 781,000 shares were reserved for future issuance under the ESPP.
Tender Offer To Exchange Outstanding Stock Options
     In January 2009, the Company announced a tender offer to exchange certain outstanding stock option grants for new stock option grants, subject to stockholder approval. Terms of the offer allow eligible option holders to exchange outstanding options, with an exercise price greater than or equal to $10.00 per share, for new options with an exercise price equal to the fair market value of common stock on the date of the exchange, at a ratio of two new options for three outstanding eligible options exchanged.
10. Accounting for Sabbatical Leave
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
     During the three months ended December 31, 2008, the Company amended its sabbatical program by discontinuing sabbatical leave for employees who were eligible to receive such benefit after fiscal 2010. As a result of this amendment, the Company recorded a benefit of $155 to operating expenses during the three months ended December 31, 2008.
11. Restructuring Charges
     On October 14, 2008, the Company approved a plan to implement a strategic reduction of its workforce designed to streamline its organization and improve its corporate performance. During the three months ended December 31, 2008, the Company reduced its workforce by approximately 4% and recorded a restructuring charge of $754 for one-time termination benefits to employees.
          The following is a rollforward of the restructuring accrual for the three months ended December 31, 2008:

Restructuring accrual balance at 9/30/08	$—

Provision for severance related costs	754

Cash payments and foreign exchange impact	(315)

Restructuring accrual balance at December 31, 2008	$439

          In the fourth quarter of fiscal 2006, the Company initiated the restructuring of certain of its operations in France to realign its resources in that region. As a result of this initiative, the Company terminated several employees resulting in restructuring charges for severance and related costs during fiscal 2006 and 2007. The Company recorded a restructuring credit of $266 in the three months ended December 31, 2007 upon final settlement with an employee. All significant activities, under the plan initiated in fiscal 2006, were completed as of December 31, 2007.
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
     The Company recorded a tax provision for the three months ended December 31, 2008 of $781. The tax provision primarily relates to the Company’s profitable operations in foreign tax jurisdictions, foreign withholding taxes and amortization of tax deductible goodwill.
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
Geographic Data
     The following table presents revenue from unaffiliated customers by geographic region and is determined based on the locations of customers.

	Three Months Ended December 31,
	2008	2007
United States	$16,335	$16,916
All Other	9,759	11,548

Total	$26,094	$28,464

     The following table presents information about the Company’s long-lived assets by geographic region:

	December 31,	September 30,
	2008	2008
North America	$4,529	$7,905
International	1,201	1,240

Total	$5,730	$9,145

15. Recent Accounting Pronouncements
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
Overview
     We are a global provider of enterprise marketing management, or EMM, software designed to help businesses increase their revenues and improve the efficiency and measurability of their marketing operations. Our comprehensive set of integrated software modules is offered under the “Affinium” name and “MarketingCentral” names. Focused exclusively on the needs of marketers, Unica’s software delivers key capabilities to track and analyze online and offline customer behavior, generate demand and manage marketing processes, resources and assets. Our software streamlines the entire marketing process for relationship, brand and Internet marketing — from analysis and planning, to budgeting, production management, execution and measurement. As the most comprehensive EMM suite on the market, Affinium delivers a marketing “system of record” — a dedicated solution through which marketers capture, record and easily manage marketing activity, information and assets, rapidly design campaigns, and report on performance.
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
     Maintenance. We generally sell maintenance, with respect to perpetual licenses, that includes technical support and software updates and upgrades on a when and if available basis. Revenue is deferred at the time the maintenance agreement is initiated and is recognized ratably over the term of the maintenance agreement.
     Services. We generally sell implementation services and training on a time-and-materials basis and recognize revenue when the services are performed; however, in certain circumstances, these services may be priced on a fixed-fee basis and recognized as revenue using a proportional performance method. Services revenue also includes billable travel, lodging and other out-of-pocket expenses incurred as part of delivering services to our customers.
     Subscription Revenue
     We also market our software under subscription arrangements, typically when our software is hosted either by us, with respect to our Affinium NetInsight and MarketingCentral products, or an MSP with respect to our other products. We have also licensed our Affinium NetInsight product under a subscription arrangement in a non-hosted environment. Subscription revenue includes, for a bundled fee, (a) the right to use our software for a specified period of time, typically one year, (b) updates and upgrades to our software, and (c) technical support. Under a subscription agreement, we typically invoice the customer in annual or quarterly installments in advance. Where fair value of the subscription element in an arrangement cannot be established, revenue is recognized ratably over the contractual term of the arrangement commencing on the date at which all services under related work orders are completed.
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
     Cost of maintenance and services revenue consists primarily of (a) salaries, other labor-related costs, share-based compensation, facilities and other overhead related to professional services and technical support personnel and (b) cost of services provided by subcontractors for professional services and out-of-pocket expenses.
     Cost of subscription revenue includes the allocation of specific costs including labor-related and overhead costs associated with technical support, documentation and professional services personnel, as well as hosting-related activities.

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
     Research and Development. Research and development expense consists primarily of (a) salaries, other labor related costs and share-based compensation related to employees working on the development of new products, enhancement of existing products, quality assurance and testing and (b) facilities and other related overhead. During the three months ended December 31, 2008, $285 of software development costs was capitalized. During the three months ended December 31, 2007, software development costs eligible for capitalization was immaterial.
     General and Administrative. General and administrative expense consists primarily of (a) salaries, other labor-related costs and share-based compensation related to general and administrative personnel, (b) accounting, legal and other professional fees, and (c) facilities and other related overhead.
     Restructuring Charges/Credits. Restructuring expense reflects the restructuring plan initiated in the first quarter of fiscal 2009 to implement a strategic reduction in our workforce. These costs include salaries, severance and legal fees. Restructuring credits represent a reversal of a portion of the restructuring accrual upon final settlement with an employee.
     Amortization of Acquired Intangible Assets. Cost of revenue includes the amortization of developed core technology acquired in our recent acquisitions. Operating expenses include the amortization of acquired customer contracts and related customer relationships and trade names.
          Share-Based Compensation. We account for share-based compensation in accordance with SFAS No. 123R Share-Based Payment, which requires measurement of all employee share-based compensation awards using a fair-value method and the recording of the related expense in the consolidated financial statements. Staff Accounting Bulletin (SAB) No. 107 and No. 110 provide supplemental guidance for SFAS No. 123R. We selected the Black-Scholes option-pricing model as the most appropriate fair-value model for our awards and recognize compensation cost on a straight-line basis over the requisite service period of the awards.
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
     For a detailed explanation of our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended September 30, 2008.

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
     Revenue for implementation services of our software products that are not deemed essential to the functionality of the software products, is recognized separately from license revenue. If we were to determine that services are essential to the functionality of software in an arrangement, the license or subscription and services revenue from the arrangement would be recognized pursuant to SOP 81-1, Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts. In such cases, we expect that we would be able to make reasonably dependable estimates relative to the extent of progress toward completion by comparing the total hours incurred to the estimated total hours for the arrangement and, accordingly, we would apply the percentage-of-completion method. If we were unable to make reasonably dependable estimates of progress towards completion, then we would use the completed-contract method, under which revenue is recognized only upon completion of the services. If total cost estimates exceed the anticipated revenue, then the estimated loss on the arrangement is recorded at the inception of the arrangement or at the time the loss becomes apparent.
     We generally enter into subscription agreements that include, on a bundled basis, (a) the right to use our software for a specified period of time, (b) updates and upgrades to our software on a when and if available basis and (c) technical support. In subscription arrangements, where services are not deemed essential to the functionality of the software products and fair value has not been established for the subscription element, revenue for both the subscription and services is recognized ratably over the longer of the term of the arrangement or the expected customer relationship period, once the software becomes available to the end-user.
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
Share-Based Compensation
          We account for share-based compensation under the provisions of SFAS No. 123R, which requires us to recognize expense related to the fair value of share-based compensation awards. Pursuant to SFAS 123R, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, which requires us to make assumptions as to volatility, risk-free interest rate, expected term of the awards, and expected forfeiture rate. The computation of expected volatility is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The estimated risk-free interest rate is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The computation of expected option term is based on an average of the vesting term and the maximum contractual life of the Company’s stock options, as described in SAB 107 and SAB 110. Computation of expected forfeitures is based on historical forfeiture rates of the Company’s stock options.
          For options and other awards accounted for under SFAS No. 123R, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. In addition, certain tax effects of share-based compensation are reported as a financing activity rather than an operating activity in the statement of cash flows.
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
     We review the carrying value of goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, significant underperformance relative to historical or projected future operating results, an economic downturn in customers’ industries, increased competition, a significant reduction in the Company’s stock price for a sustained period or a reduction of our market capitalization relative to net book value. We evaluate impairment by comparing the estimated fair value of each reporting unit to its carrying value. We estimate fair value by computing our expected future discounted operating cash flows based on historical trends, which we adjust to reflect our best estimate of future market and operating conditions. Actual results may differ materially from these estimates. The estimates we make in determining the fair value of each reporting unit involve the application of judgment, including the amount and timing of future cash flows, short- and long-term growth rates, and the weighted average cost of capital, which could affect the timing and size of any future impairment charges. Impairment of our goodwill could significantly affect our operating results and financial position. Based on our most recent assessment, there were no goodwill impairment indicators.
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
Software Development Costs
     We evaluate whether to capitalize or expense software development costs in accordance with SFAS No. 86. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. We amortize software development costs, capitalized in accordance with SFAS No. 86, over their estimated useful lives of two years. During the three months ended December 31, 2008 and 2007, we capitalized $104 and $0, respectively, of software development costs in accordance with SFAS No. 86.
     We capitalize certain costs of software developed or obtained for internal use in accordance with SOP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. During the three months ended December 31, 2008 and 2007, we capitalized $181 and $0, respectively, of internal-use software development costs.
Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. Significant changes to these estimates could have a material impact on our effective tax rate. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At December 31, 2008, our deferred tax assets consisted primarily of state research and development tax credit carryforwards, foreign tax credit carryforwards and temporary differences relating primarily to share-based compensation expense and acquired intangible assets. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.
          FASB Statement No. 109, (“SFAS No. 109”) Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance must be sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period under the tax laws. The Company analyzed the likelihood of the realization of its deferred tax assets during the quarter ending December 31, 2008. Based on the weight of all of the available evidence, particularly the negative evidence associated with the uncertainty of accurately predicting future results in the current economic environment, the Company continues to provide a valuation allowance against all of its U.S. federal and state deferred tax assets and against all of the deferred tax assets of its subsidiary in France.

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
Results of Operations
Comparison of Three Months Ended December 31, 2008 and 2007
Revenue

	Three Months Ended December 31,
	2008		2007
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$6,460	25%	$11,145	39%	$(4,685)	(42)%
Maintenance and services:
Maintenance fees	11,582	44	10,629	37	953	9
Services	3,774	15	3,960	14	(186)	(5)

Total maintenance and services	15,356	59	14,589	51	767	5
Subscription revenue	4,278	16	2,730	10	1,548	57

Total	$26,094	100%	$28,464	100%	$(2,370)	(8)%

     Total revenue for the three months ended December 31, 2008 was $26.1 million, a decrease of 8%, or $2.4 million from the three months ended December 31, 2007. Total revenue decreased as a result of lower license sales relating to our Affinium product suite, partially offset by an increase in subscription revenue primarily related to the increased sales of our MarketingCentral and Affinium NetInsight products.
     Total license revenue for the three months ended December 31, 2008 was $6.5 million, a decrease of 42%, or $4.7 million from the three months ended December 31, 2007. This decrease in license revenue was primarily attributable to lower sales of our Affinium products, primarily related to delays in our sales cycles and cautious buying behavior on the part of our customers.

     Maintenance fees revenue is associated with maintenance agreements in connection with sales of perpetual licenses to our existing installed customer base and to new customers. Maintenance fees revenue for the three months ended December 31, 2008 was $11.6 million, an increase of 9%, or $1.0 million from the three months ended December 31, 2007. The increase primarily reflects maintenance fees from the sale of new licenses in fiscal 2008.
     Services revenue for the three months ended December 31, 2008 was $3.8 million, a decrease of 5%, or $186,000 from the three months ended December 31, 2007. The decrease in services revenue was primarily the result of a decline in revenue related to implementations from new license sales.
     Total subscription revenue for the three months ended December 31, 2008 was $4.3 million, an increase of 57%, or $1.5 million from the three months ended December 31, 2007. The increase in subscription revenue was primarily attributable to higher sales of MarketingCentral and NetInsight products and, to a lesser extent, increased sales through our MSP channel. We anticipate that subscription revenue will continue to increase in future years as we enter into additional subscription agreements and expand our on-demand product offerings.
Recurring Revenue

	Three Months Ended December 31,
	2008		2007
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Maintenance fees	$11,582	44%	$10,629	37%	953	9%
Subscription revenue	4,278	16	2,730	10	1,548	57

Total recurring revenue	15,860	60	13,359	47	2,501	19
License revenue	6,460	25	11,145	39	(4,685)	(42)
Services	3,774	15	3,960	14	(186)	(5)

Total	$26,094	100%	$28,464	100%	$(2,370)	(8%)

     We generate recurring revenue from both maintenance and subscription arrangements, which is recognized ratably over the contractual term of the arrangement or agreement.
     Recurring revenue for the three months ended December 31, 2008 was $15.9 million, an increase of 19%, or $2.5 million from the three months ended December 31, 2007. The increase in recurring revenue resulted from (a) an increase in maintenance fees on sales of new licenses in fiscal 2008 and (b) additional subscription revenue related to sales of Affinium NetInsight and MarketingCentral products. Recurring revenues as a percentage of total revenue was 60% for the three months ended December 31, 2008 as compared to 47% for the three months ended December 31, 2007.

Revenue by Geography

	Three Months Ended December 31,
	2008		2007
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
North America	$17,142	66%	$17,933	63%	$(791)	(4%)
International	8,952	34	10,531	37	(1,579)	(15%)

Total revenue	$26,094	100%	$28,464	100%	$(2,370)	(8%)

     For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.
     Total revenue for North America for the three months ended December 31, 2008 was $17.1 million, a decrease of 4%, or $791,000 from the three months ended December 31, 2007. The decrease in total revenue for North America was primarily related to a decrease in license revenue. The decrease in international revenue was primarily related to decreased license revenue in Asia.
Cost of Revenue and Gross Margin

	Three Months Ended December 31,
	2008		2007
	(Dollars in thousands)
		Gross Margin on		Gross Margin on	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$636	90%	$759	93%	$(123)	(16%)
Maintenance and services	5,221	66	5,793	60	(572)	(10)
Subscription	1,013	76	653	76	360	55

Total cost of revenue	$6,870	74%	$7,205	75%	$(335)	(5%)

     Cost of license revenue for the three months ended December 31, 2008 was $636,000, a decrease of 16% or $123,000 from the three months ended December 31, 2007. The decrease in cost of license revenue was primarily due to a decrease in labor related costs. Royalties paid for third-party licensed technology represented 3% of total license revenue for the three months ended December 31, 2008. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to be between 1% and 3% of total license revenue. Gross margin on license revenue was 90% in the three months ended December 31 2008 compared to 93% in the three months ended December 31, 2007. The decrease in gross margin is primarily the result of decreased sales volume.
     Cost of maintenance and services for the three months ended December 31, 2008 was $5.2 million, a decrease of 10%, or $572,000 from the three months ended December 31, 2007. The decrease in cost of maintenance and services revenue was primarily due to a $777,000 decrease in labor related costs primarily related to a reduction of implementation services in connection with new license sales offset by a $188,000 increase in subcontractor costs. Gross margin on maintenance and services revenue was 66% for the three months ended December 31, 2008, up from 60% for the three months ended December 31, 2007. The increase in gross margin primarily related to the increase in the mix of maintenance revenue compared to service revenue. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we use subcontractor services. Gross margin on maintenance and services revenue is expected to remain relatively unchanged for the remainder of fiscal 2009.
     Cost of subscription revenue for the three months ended December 31, 2008 was $1.0 million, an increase of 55%, or $360,000, from the three months ended December 31, 2007. The increase in cost of subscription revenue was primarily due to an increase in labor-related expenses, as well as an increase in hosting-related activities.
Operating Expenses

	Three Months Ended December 31,
	2008		2007
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$11,022	42%	$11,761	41%	$(739)	(6%)
Research and development	5,446	21	5,947	20	(501)	(8)
General and administrative	3,957	15	4,994	17	(1,037)	(21)
Restructuring charges	754	3	(266)	1	1,020	n/m *
Amortization of acquired intangible assets	485	2	393	1	92	23

Total operating expenses	$21,664	83%	$22,829	80%	$(1,165)	(5%)

*	- not meaningful
     Sales and Marketing. Sales and marketing expense for the three months ended December 31, 2008 was $11.0 million, a decrease of 6%, or $739,000 from the three months ended December 31, 2007. The decrease was primarily the result of (a) a $683,000 decrease in labor-related expenses due to decreased headcount and decreased commission expense due to lower revenues and (b) a $130,000 decrease in share-based compensation expense. We expect sales and marketing expense to increase slightly in absolute dollars for the remainder of fiscal 2009.
     Research and Development. Research and development expense for the three months ended December 31, 2008 was $5.4 million, a decrease of 8%, or $501,000, from the three months ended December 31, 2007. The decrease in research and development expense was primarily the result of (a) a $632,000 decrease in labor-related expenses, principally due to decreased headcount, (b) a $100,000 decrease in share-based compensation expense and (c) a $40,000 decrease in professional services expenses. Capitalized software development costs were $285,000 and $0 during the three months ended December 31, 2008 and 2007, respectively. We expect quarterly research and development expense to remain relatively unchanged in absolute dollars for the remainder of fiscal 2009.
     General and Administrative. General and administrative expense for the three months ended December 31, 2008 was $4.0 million, a decrease of 21%, or $1.0 million, from the three months ended December 31, 2007. The decrease in general and administrative expense was primarily the result of (a) a $789,000 decrease in professional services fees primarily related to fees that were incurred during the quarter ended December 31, 2007 in connection with the filing of our 2007 annual report on form 10-K and (b) a $267,000 decrease in share-based compensation expense. We expect quarterly general and administrative expense to remain relatively unchanged in absolute dollars for the remainder of fiscal 2009.
     Restructuring Charges. During the three months ended December 31, 2008, the Company reduced its workforce by approximately 4% and recorded a restructuring charge of $754,000 for one-time termination benefits to employees. The strategic reduction of workforce was designed to streamline the Company’s organization and improve its corporate performance. The restructuring accrual at December 31, 2008 was $439,000, and is expected to be paid by the end of fiscal 2010. In the fourth quarter of fiscal 2006, the Company initiated the restructuring of certain of its operations in France to realign its resources in that region. As a result of this initiative, the Company terminated several employees resulting in restructuring charges for severance and related costs during fiscal 2006 and 2007. The Company recorded a restructuring credit of $266,000 in the three months ended December 31, 2007 upon final settlement with an employee. All significant activities, under the plan initiated in fiscal 2006, were completed as of December 31, 2007.
          The following is a rollforward of the restructuring accrual for the three months ended December 31, 2008:

Restructuring accrual balance at 9/30/08	$—

Provision for severance related costs	754,000

Cash payments and foreign exchange impact	(315,000)

Restructuring accrual balance at December 31, 2008	$439,000

     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $797,000 and $727,000 for the three months ended December 31, 2008 and 2007, respectively.
Other Income

	Three Months Ended December 31,
	2008		2007
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Interest income, net	$240	1%	$453	2%	$(213)	(47)%
Other expense, net	(1,117)	(4%)	128	—	(1,245)	(973)

Other income (expense), net	$(877)	(3%)	$581	2%	$(1,458)	(251)%

     Interest income, net was $240,000 for the three months ended December 31, 2008, a $213,000 decrease from the three months ended December 31, 2007. Interest income is generated from the investment of our cash balances, less related bank fees. The decrease in interest income, net principally reflected lower interest rates in invested cash balances.
     Other income (expense), net consisted primarily of foreign currency translation and transaction gains and losses.
Provision for (Benefit from) Income Taxes

	Three Months Ended December 31,
	2008		2007
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Income Before		Loss Before		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
	(Dollars in thousands)
Provision for (benefit from) income taxes	$781	(24%)	$(565)	57%	$1,346	n/m *

*	Not meaningful.
     Provision for income taxes was $781,000 or an effective tax rate of (24%), for the three months ended December 31, 2008, a $1.3 million change from the three months ended December 31, 2007. The tax provision primarily relates to the Company’s profitable operations in foreign tax jurisdictions, foreign withholding taxes and amortization of tax deductible goodwill. The change in the provision for (benefit from) income taxes principally reflects a full valuation allowance, recorded during the fourth quarter of fiscal 2008, against the Company’s U.S. federal and state deferred tax assets. For the three months ended December 31, 2008, our effective tax rate is different from the federal statutory rate primarily due to the mix of jurisdictional earnings, foreign withholding taxes and adjustments in the Company’s valuation allowance. For the three months ended December 31, 2007, our effective tax rate is different from the federal statutory rate primarily due to the mix of jurisdictional earnings and the tax impact of accounting for share-based compensation pursuant to the provisions of SFAS No. 123(R).
Liquidity and Capital Resources
     Historically, we have financed our operations and met our capital requirements primarily through funds generated from operations and sales of our capital stock. As of December 31, 2008, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $33.2 million and a short-term investments balance of $13.3 million. As of December 31, 2008, we had no outstanding debt.

     Our cash and cash equivalents at December 31, 2008 were held for working capital purposes and were invested primarily in overnight investments, money market funds and commercial paper with maturities of less than ninety days. Our investments at December 31, 2008 consisted primarily of commercial paper, corporate bonds and government agency securities. We do not enter into investments for trading or speculative purposes. Restricted cash of $339,000 at December 31, 2008 was held in certificates of deposit as collateral for letters of credit related to the lease agreement for our corporate headquarters in Waltham, Massachusetts, our sales office in France and for our payroll credit facility in Australia. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At December 31, 2008, we were in compliance with this internal policy.
     Net cash used by operating activities was $2.3 million in the three months ended December 31, 2008, compared to net cash provided by operating activities of $941,000 in the three months ended December 31, 2007. While we have historically had positive cash flow from operating activities, we experienced a use of cash from operating activities, during the three months ended December 31, 2008, primarily related to a decrease in license sales due to extended sales cycles and cautious buying behavior on the part of our customers. We expect our net cash flow from operating activities to increase slightly for the remainder of fiscal 2009. Net income (loss) adjusted for non-cash expenses (including depreciation, amortization of acquired intangible assets, share-based compensation and deferred tax benefits) decreased to loss of $1.3 million in the three months ended December 31, 2008 from income of $2.6 million in the three months ended December 31, 2007, a decrease of $3.9 million. An increase in accounts receivable and decreases in accounts payable and accrued expenses were uses of cash during the three months ended December 31, 2008. These decreases in operating cash flow, in the three months ended December 31, 2008, were offset by sources of cash from changes in prepaid expenses and other current assets, other assets and deferred revenue.
     Investing activities provided $584,000 and consumed $2.5 million of cash in the three months ended December 31, 2008 and 2007, respectively. In the three months ended December 31, 2008, $244,000 of cash was used for purchases of property and equipment which primarily related to purchases of computer equipment and software to support increased investment in our on-demand offerings. In the three months ended December 31, 2007, purchases of property and equipment consumed $763,000.
     Our financing activities consumed $456,000 and $345,000 of cash in the three months ended December 31, 2008 and 2007, respectively. In the three months ended December 31, 2008 and 2007, $191,000 and $478,000, respectively, was used to pay withholding taxes related to restricted stock units, and $298,000 and $0, respectively, was used to purchase shares of common stock under the Company’s share repurchase program.
Contractual Obligations and Requirements
     Our significant lease obligations relate to our corporate headquarters in Waltham, Massachusetts as well as our facility in the United Kingdom. Upon expiration of current headquarters operating leases in 2010, we expect to renew the existing lease, or contract for new leased facilities, at prevailing rates. Our contractual commitments as of December 31, 2008 are not materially different from the amounts disclosed as of September 30, 2008 in our fiscal 2008 Annual Report on Form 10-K.
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
Foreign Currency Exchange Risk
     Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Some of our agreements with foreign customers involve payments denominated in currencies other than the U.S. dollar, which may create foreign currency exchange risks for us. Revenue denominated in currencies other than the U.S. dollar represented 32% and 28% of total revenue in the three months ended December 31, 2008 and 2007, respectively.
     As of December 31, 2008, we had $10.6 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of December 31, 2008, the fair value of our receivables denominated in currencies other than the U.S. dollar would have fluctuated by $1.1 million. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense). Exchange rate fluctuations on long-term intercompany accounts, which are invested indefinitely without repayment terms, are recorded in accumulated other comprehensive income (loss) in stockholders’ equity.
Interest Rate Risk
     At December 31, 2008, we had unrestricted cash and cash equivalents of $33.2 million, short-term investments of $13.3 million. These amounts were invested primarily in money market funds, commercial paper and corporate bonds, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short-term interest rates and determined that, due to the size and duration of our investment portfolio, a 100-basis-point increase in interest rates would not have any material exposure to changes in the fair value of our portfolio at December 31, 2008. Declines in interest rates, however, would reduce future investment income.
Credit Risk
     Our exposure to credit risk consists principally of accounts receivable and purchased customer receivables. We maintain reserves for potential credit losses which, on a historical basis, have been limited due to our ongoing credit review procedures and the general creditworthiness of our customer base. No customers accounted for greater than 10% of our accounts receivable balance at December 31, 2008 and September 30, 2008.

Item 4. Controls and Procedures
Effectiveness of Disclosure Controls and Procedures
     An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures were not effective as of December 31, 2008 because of the material weakness cited below.
          A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2008, we did not maintain effective controls to ensure the completeness and accuracy of deferred maintenance and subscription revenue, including the determination and reporting of deferred maintenance and subscription revenue balances as well as the recognition of maintenance and subscription revenue. Specifically, we did not:
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
          Additionally, this control deficiency could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement of our interim or annual consolidated financial statements and disclosures that would not be prevented or detected. Accordingly, as of December 31, 2008, our management has determined that this control deficiency constitutes a material weakness.
Remediation Plans for Material Weakness Related to the Accounting for Deferred Maintenance and Subscription Revenue
          The Company is implementing enhancements to its internal control over financial reporting to address the material weakness described above and to provide reasonable assurance that errors and control deficiencies of this type will not recur. These steps include:
•	The Company has begun to enhance its quarterly review of deferred maintenance and subscription revenue to ensure that ending balances are properly stated and that revenue recognized for a reporting period is complete and accurate;

•	The Company has begun to utilize functionality in its accounting software that provides more controls in how contractual terms of customer arrangements are entered and maintained, as well as how maintenance and subscription revenue is tracked and reported; and

•	The Company has begun to enhance its review of deferred revenue balances relating to customers where revenue is recognized when collection has occurred.
          The Company believes it is taking the steps necessary to remediate this material weakness. The Company will continue to monitor the effectiveness of these procedures and will continue to make any changes that management deems appropriate.

Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     There has been no material change in the Company’s reported risk factors since the filing of the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, which was filed with the Securities and Exchange Commission on December 15, 2008.
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
Item 5. Other Information
     None.
Item 6. Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

10.1#*	Form of Performance Based Nonstatutory Stock Option Agreement Granted Under 2005 Stock Incentive Plan

31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed herewith

*	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICA CORPORATION
Date: February 9, 2009	/s/ Yuchun Lee
Yuchun Lee
Chief Executive Officer, President and Chairman

Date: February 9, 2009	/s/ Kevin P. Shone
Kevin P. Shone
Senior Vice President and Chief Financial Officer [Principal Financial and Accounting Officer]