Form 10-Q
period 2009-03-31
UNICA CORP
filed 2009-05-11
CIK 1138804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of May 4, 2009 was 20,724,000.

UNICA CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2009

PART I — Financial Information
Item 1. Financial Statements
UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$43,617	$35,799
Short-term investments	4,107	11,482
Accounts receivable, net of allowance for doubtful accounts of $193 and $87, respectively	19,235	21,339
Purchased customer receivables	28	765
Prepaid expenses and other current assets	3,533	5,351

Total current assets	70,520	74,736
Property and equipment, net	4,602	4,781
Long-term investments	—	2,989
Purchased customer receivables, long-term	—	173
Acquired intangible assets, net	5,295	6,846
Goodwill	10,682	26,182
Deferred tax assets, long-term, net of valuation allowance	186	168
Other assets	1,355	1,034

Total assets	$92,640	$116,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,051	$3,536
Accrued expenses	11,459	14,527
Deferred revenue	36,075	35,369

Total current liabilities	49,585	53,432
Long-term deferred revenue	1,198	1,733
Other long-term liabilities	473	1,738

Total liabilities	51,256	56,903
Commitments, contingencies, and guarantees (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized - 90,000,000 shares; 21,002,000 shares issued and 20,800,000 shares outstanding at March 31, 2009; 20,758,000 shares issued and outstanding at September 30, 2008	210	208
Additional paid-in capital	69,497	66,841
Accumulated deficit	(27,663)	(7,435)
Treasury stock, at cost	(912)	—
Accumulated other comprehensive income	252	392

Total stockholders’ equity	41,384	60,006

Total liabilities and stockholders’ equity	$92,640	$116,909

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenue:
License	$4,205	$11,635	$10,665	$22,780
Maintenance and services	14,628	16,092	29,984	30,681
Subscription	4,423	3,060	8,701	5,790

Total revenue	23,256	30,787	49,350	59,251
Costs of revenue:
License	505	828	1,141	1,587
Maintenance and services	4,483	6,637	9,704	12,430
Subscription	1,037	652	2,050	1,305

Total cost of revenue	6,025	8,117	12,895	15,322

Gross profit	17,231	22,670	36,455	43,929
Operating expenses:
Sales and marketing	9,919	12,626	20,941	24,387
Research and development	4,970	5,864	10,416	11,811
General and administrative	3,932	4,583	7,889	9,577
Restructuring charges (credits)	(6)	(20)	748	(286)
Goodwill impairment charge	15,266	—	15,266	—
Amortization of acquired intangible assets	450	394	935	787

Total operating expenses	34,531	23,447	56,195	46,276

Loss from operations	(17,300)	(777)	(19,740)	(2,347)
Other income:
Interest income, net	160	390	400	843
Other expense, net	(483)	(208)	(1,600)	(80)

Total other income	(323)	182	(1,200)	763

Loss before income taxes	(17,623)	(595)	(20,940)	(1,584)
Benefit from income taxes	(1,492)	(318)	(711)	(883)

Net loss	$(16,131)	$(277)	$(20,229)	$(701)

Net loss per common share:
Basic	$(0.77)	$(0.01)	$(0.97)	$(0.03)

Diluted	$(0.77)	$(0.01)	$(0.97)	$(0.03)

Shares used in computing net loss per common share:
Basic	20,841,000	20,399,000	20,886,000	20,265,000

Diluted	20,841,000	20,399,000	20,886,000	20,265,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(20,229)	$(701)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,385	986
Amortization of capitalized software development costs	86	34
Amortization of acquired intangible assets	1,474	1,453
Goodwill impairment charge	15,266	—
Share-based compensation expense	2,637	3,281
Foreign currency translation loss	153	—
Excess tax benefits from share-based compensation	—	(130)
Benefit from deferred income taxes	(1,435)	(434)
Changes in operating assets and liabilities:
Accounts receivable	1,780	(954)
Prepaid expenses and other current assets	2,456	(2,552)
Other assets	(110)	332
Accounts payable	(1,344)	1,407
Accrued expenses	(2,253)	(360)
Deferred revenue	452	991
Other long-term liabilities	—	444

Net cash provided by operating activities	318	3,797
Cash flows from investing activities:
Purchases of property and equipment	(900)	(1,474)
Cash collected from license acquired in acquisition	77	81
Capitalization of software development costs	(425)	—
Proceeds from sales and maturities of investments	11,310	28,666
Purchases of investments	(898)	(16,173)
Increase in restricted cash	(69)	—

Net cash provided by investing activities	9,095	11,100
Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and employee stock purchase plans	355	959
Excess tax benefits from share-based compensation	—	130
Purchases of treasury shares	(912)	—
Payment of withholding taxes in connection with settlement of restricted stock units	(230)	(708)

Net cash provided by (used in) financing activities	(787)	381
Effect of exchange rate changes on cash and cash equivalents	(808)	157

Net increase in cash and cash equivalents	7,818	15,435
Cash and cash equivalents at beginning of period	35,799	18,493

Cash and cash equivalents at end of period	$43,617	$33,928

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

     License Revenue. The Company licenses its software products on a perpetual basis. Licenses to use the Company’s products in perpetuity generally are priced based on (a) either a customer’s database size (including the number of contacts or channels) or a platform fee, (b) a specified number of users, or (c) the volume of traffic of a website. Because implementation services for the software products are not deemed essential to the functionality of the related software, the Company recognizes perpetual license revenue at the time of product delivery, provided all other revenue recognition criteria have been met.
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
     In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred, the Company classifies reimbursements received for out-of-pocket expenses incurred as services revenue and classifies the related costs as cost of revenue. The amounts of reimbursable expenses included within revenue and cost of revenue were $151 and $425 for the three months ended March 31, 2009 and 2008, respectively, and $366 and $830 for the six months ended March 31, 2009 and 2008, respectively.
     Subscription Revenue. Subscription service includes, for a bundled fee, (a) the right to use our software for a specified period of time, typically one year, (b) updates and upgrades to our software, and (c) technical support. Under a subscription agreement, the Company typically invoices the customer in annual or quarterly installments in advance. Since fair value of the separate elements in the subscription arrangement cannot be established, revenue of the entire arrangement is recognized ratably over the contractual term of the arrangement, commencing on the date at which all services under related work orders are completed.
3. Cash and Cash Equivalents and Investments
     The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. The Company invests the majority of its excess cash in overnight investments and money market funds of accredited financial institutions.
     The Company considers all highly liquid investments with maturities of between 91 and 365 days as of the balance sheet date to be short-term investments, and investments with maturities greater than 365 days as of the balance sheet date to be long-term investments. The Company accounts for its investments in accordance with

Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s investments were classified as available-for-sale and were carried at fair market value at March 31, 2009 and September 30, 2008. Unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss) within stockholders’ equity.
     Investments were as follows:

	Amortized	Unrealized	Fair Market
	Cost	Gain (Loss)	Value
At March 31, 2009:
Corporate debentures and other securities	4,094	13	4,107

Total investments	$4,094	$13	$4,107

At September 30, 2008:
Commercial paper	$5,662	$—	$5,662
Certificates of deposit	500	—	500
Corporate debentures and other securities	8,344	(35)	8,309

Total investments	$14,506	$(35)	$14,471

     As of March 31, 2009, all investments had contractual maturities within one year. As of September 30, 2008, $11,482 of investments had contractual maturities within one year, while $2,989 of investments had contractual maturities within one to two years.
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

     The Company uses the market approach to measure the fair value of its financial assets by obtaining prices and other relevant information generated by market transactions involving identical or comparable assets. The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at March 31, 2009:

		Fair Value Measurements
	Total Fair Value at	at Reporting Date Using
	March 31, 2009	Level 1	Level 2	Level 3
Money market funds	$31,316	$31,316	$—	$—
Commercial paper	2,000	—	2,000	—
U.S. government agency obligations	3,042	—	3,042	—
Corporate debt obligations	1,065	758	307	—

	$37,423	$32,074	$5,349	$—

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
     The following table presents the calculation of comprehensive income loss:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net loss	$(16,131)	$(277)	$(20,229)	$(701)
Other comprehensive income, net of tax effects:
Change in unrealized losses on short-term investments	(21)	(1)	48	—
Foreign currency translation adjustments	(134)	165	(188)	228

Other comprehensive income (loss)	(155)	164	(140)	228

Comprehensive loss	$(16,286)	$(113)	$(20,369)	$(473)

5. Net Income (Loss) Per Common Share
     The Company calculates net income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Diluted net income (loss) per common share gives effect to all dilutive securities, including stock options and restricted stock units using the treasury stock method. For the three months ended March 31, 2009 and 2008, the Company had only one class of security, common stock, outstanding.
     The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net loss	$(16,131)	$(277)	$(20,229)	$(701)
Weighted-average shares of common stock outstanding	20,841,000	20,399,000	20,886,000	20,265,000
Dilutive effect of common stock equivalents	—	—	—	—

Weighted-average shares used in computing diluted net loss per common share	20,841,000	20,399,000	20,886,000	20,265,000

Basic net loss per common share	$(0.77)	$(0.01)	$(0.97)	$(0.03)
Diluted net loss per common share	$(0.77)	$(0.01)	$(0.97)	$(0.03)
     Weighted-average common stock equivalents of 4,481,000 and 3,427,000 were excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2009 and 2008, respectively, as their inclusion would be anti-dilutive. Weighted-average common stock equivalents of 4,167,000 and 3,499,000 were excluded from the calculation of diluted net income loss per common share for the six months ended March 31, 2009 and 2008, respectively, as their inclusion would be anti-dilutive.

6. Goodwill and Acquired Intangible Assets
     The Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value in accordance with the provisions of SFAS No. 142. As of September 30, 2008, the Company’s annual goodwill impairment test indicated there was no impairment for each of its three reporting units since the fair value of each reporting unit exceeded its carrying value. The Company determines fair value using the income approach as well as the market approach, and applies a weighting to the result of each approach. The income approach is based upon discounted cash flows estimated by management for each reporting unit, while the market approach uses trading and transaction multiples, for companies considered comparable to Unica, to estimate fair value. Reporting units are organized by operations with similar economic characteristics for which discrete financial information is available and regularly reviewed by management.
     Unless changes in events or circumstances indicate that an impairment test is required, the Company will continue to test goodwill for impairment on an annual basis. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, significant underperformance relative to historical or projected future operating results, an economic downturn in customers’ industries, increased competition, a significant reduction in the Company’s stock price for a sustained period, or a reduction of the Company’s market capitalization relative to net book value.
     During the three months ended March 31, 2009, the Company changed the structure of its reporting units, which resulted in the Company having two remaining reporting units. Two previously separate reporting units were combined into one reporting unit. Given the change in reporting units as well as the decline in the Company’s market capitalization and overall operating results, the Company performed an interim impairment assessment of its goodwill at March 31, 2009 related to the three reporting units previously existing before the structure change. As part of this assessment, the Company applied a weighting to the income approach and the market approach of 60% and 40%, respectively, for two of the reporting units and 90% and 10%, respectively, for the remaining reporting unit. The weightings were determined based upon the degree of comparability of companies and acquisitions in the marketplace. As a result of the goodwill impairment assessment, during the three and six months ended March 31, 2009, the Company recorded a $15,266 charge relating to the impairment of goodwill. Of the $15,266 goodwill impairment charge, $5,662 related to goodwill from the acquisition of MarketingCentral LLC and 9,604 related to goodwill from the acquisition of Sane Solutions LLC. The Company also performed a subsequent impairment assessment on the newly combined reporting unit after the change in structure, which did not indicate a further impairment. The Company determined that its other long-lived assets, including definite-lived intangible assets, were not impaired.
     Intangible assets acquired in the Company’s acquisitions include goodwill, developed technology and customer contracts and related customer relationships. All of the Company’s acquired intangible assets, except goodwill, are subject to amortization over their estimated useful lives. A portion of the goodwill and acquired intangible assets is recorded in the accounts of a French subsidiary of the Company and, as such, is subject to translation at the currency exchange rates in effect at the balance sheet date. The components of acquired intangible assets, excluding goodwill were as follows:

	Range of	Gross
	Useful Lives	Carrying	Accumulated	Net Book
	In Years	Value	Amortization	Value
As of March 31, 2009:
Developed technology	1-8	$6,699	$(4,474)	$2,225
Customer contracts and related customer relationships	3-14	7,556	(5,575)	1,981
License agreement	14	1,360	(271)	1,089
Trade name	1	44	(44)	—

Total intangible assets		$15,659	$(10,364)	$5,295

As of September 30, 2008:
Developed technology	1-8	$6,699	$(3,935)	$2,764
Customer contracts and related customer relationships	3-14	7,556	(4,640)	2,916
License agreement	14	1,360	(194)	1,166
Trade name	1	44	(44)	—

Total intangible assets		$15,659	$(8,813)	$6,846

     The following table describes changes to goodwill during the six months ended March 31, 2009:

Balance at September 30, 2008	$26,182
Write-off of goodwill due to impairment	(15,266)
Foreign currency translation adjustments	(234)

Balance at March 31, 2009	$10,682

     The Company recorded amortization expense for acquired intangible assets of $678 and $1,474 for the three and six months ended March 31, 2009, respectively, and $727 and $1,453 for the three and six months ended March 31, 2008, respectively. Amortization of developed technology, included as a component of cost of license revenue in the consolidated statements of operations, was $228 and $540 for the three and six months ended March 31, 2009, respectively, and $333 and $666 for the three and six months ended March 31, 2008, respectively.

     Acquired intangible assets are expected to be amortized as follows:

Year ending September 30, 2009 (remainder)	$779
2010	1,201
2011	692
2012	585
2013 and thereafter	2,038

Total expected amortization	$5,295

7. Software Development Costs
     The Company evaluates whether to capitalize or expense software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company has defined technological feasibility as the completion of a working model. During the three months ended March 31, 2009 and 2008, $42 and $14, respectively, of software development costs were capitalized in accordance with SFAS No. 86. During the six months ended March 31, 2009 and 2008, $146 and $14, respectively, of software development costs were capitalized in accordance with SFAS No. 86. Amortization expense during the three months ended March 31, 2009 and 2008 was $49 and $17, respectively. Amortization expense during the six months ended March 31, 2009 and 2008 was $86 and $34, respectively. The net book value of software development costs was $231 and $171 at March 31, 2009 and September 30, 2008, respectively.
     The Company capitalizes certain costs of software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training cost are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, beginning when the software is ready for its intended use. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three months ended March 31, 2009 and 2008, $140 and $20, respectively, of internal-use software costs were capitalized. During the six months ended March 31, 2009 and 2008, $321 and $20, respectively, of internal-use software costs were capitalized.
8. Accounting for Share-Based Compensation
     On October 1, 2005, the Company adopted the provisions of SFAS No.123 (revised 2004), Share-Based Payment (SFAS No.123R), which requires the Company to recognize expense related to the fair value of share-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS No.123R and therefore did not restate the Company’s financial results for prior periods. Under this transition method, share-based compensation expense for the three and six months ended March 31, 2009 and 2008 includes compensation expense for all share-based awards granted or modified on or after November 18, 2004 (the filing date for the initial registration statement for the Company’s initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
     For options accounted for under SFAS No.123R, the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. In addition, SFAS No.123R requires the benefits of tax deductions in excess of recognized share-based compensation to be reported as a financing activity rather than an operating activity in the statement of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption, and only to the extent the benefit is realizable in the current period.

     For options accounted for under SFAS No. 123R, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the model and the resulting estimated fair values of option grants during the applicable period were as follows:

	Three Months ended		Six Months ended
	March 31,		March 31,
	2009	2008	2009	2008
Dividend yield	—	—	—	—
Volatility	58%	50%	58%	50%
Risk-free interest rate	1.50%	2.45%	1.11% to 1.53%	2.45% to 4.16%
Weighted-average expected option term (in years)	4.1	3.5 to 4.1	4.1	3.5 to 4.1
Weighted-average fair value per share of options granted	0.87	$2.65	1.39	$2.96
Weighted-average fair value per share of restricted stock awards granted	$4.84	$6.46	$4.14	$7.50
     The assumptions used in the model and the resulting estimated fair values for the Company’s employee stock purchase plan during the applicable period were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Dividend yield	—	—	—	—
Volatility	50%	50%	50%	41% to 50%
Risk-free interest rate	0.46%	2.12%	0.46%-2.00%	2.12% to 3.49%
Weighted-average expected option term (in years)	0.5	0.5	0.5	0.5
Weighted-average fair value per share of options granted	2.23	2.44	2.33	2.48
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
     The weighted-average exercise price of the options granted under the stock option plans for the three months ended March 31, 2009 and 2008 was $4.84 and $6.46, respectively, and for the six months ended March 31, 2009 and 2008 was $4.43 and $7.12, respectively.
     The components of share-based compensation expense were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Stock options under SFAS No. 123R	$500	$544	$1,025	$1,234
Stock options under APB 25	—	15	—	27
Restricted stock units	830	891	1,520	1,938
Employee stock purchase plan	11	62	92	82

Total share-based compensation	$1,341	$1,512	$2,637	$3,281

     Cost of revenue and operating expenses include share-based compensation expense as follows for the three and six months ended
March 31, 2009 and 2008:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Cost of license revenue	$13	$11	$30	$23
Cost of maintenance and services revenue	258	208	475	405
Sales and marketing expense	519	483	1,042	1,137
Research and development expense	240	343	474	677
General and administrative expense	311	467	616	1,039

Total share-based compensation	$1,341	$1,512	$2,637	$3,281

     The Company expects to record the unamortized portion of share-based compensation expense for existing stock options and restricted stock units outstanding at March 31, 2009, over a weighted-average period of 1.92 years, as follows:

Year Ending September 30,
2009 (remainder)	$2,815
2010	4,460
2011	3,265
2012	1,786
2013	444

Total unamortized share-based compensation	$12,770

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

     Pursuant to the Company’s tender offer to exchange outstanding stock options, during the three months ended March 31, 2009, the Company exchanged options to purchase 950,000 shares of common stock for new options to purchase 633,000 shares of common stock with an exercise price of $4.84 per share. Terms of the offer allowed eligible option holders to exchange outstanding options with an exercise price greater than or equal to $10.00 per share for new options with an exercise price equal to the fair market value of common stock on the date of the exchange, at a ratio of two new options for three outstanding eligible options exchanged. The exchange was considered a modification under SFAS No. 123(R), and the incremental fair value of the new awards of $457 will be recorded over the related vesting period of the new stock option. At the date of grant, the vesting periods of the new stock options are between two to three years. Such option exchange activity is included in options forfeited and granted data in the table below.

     The following is a summary of the Company’s stock options outstanding and exercisable as of March 31, 2009 and the stock option activity for all stock option plans during the six months ended March 31, 2009.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(1)
Outstanding at September 30, 2008	2,452,000	$8.85
Granted	1,463,000	4.43
Exercised	(14,000)	3.23
Forfeited	(1,094,000)	11.40

Outstanding at March 31, 2009	2,807,000	5.58	5.05 yrs	$1,478

Exercisable at March 31, 2009	1,085,000	6.61	4.12 yrs	$895

Options at March 31, 2009 vested and expected to vest	2,492,000	5.68	4.97 yrs	$1,353

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on March 31, 2009, the last trading day of the period, of $4.83 per share, and the exercise price of the underlying options. The total intrinsic value of options exercised during the three and six months ended March 31 2009 was $10 and $24, respectively. The total intrinsic value of options exercised during the three and six months ended March 31, 2008 was $1,399 and $1,666, respectively.
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
     The following is a summary of the status of the Company’s restricted stock units as of March 31, 2009 and the activity during the six months ended March 31, 2009.

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested awards at September 30, 2008	998,000	$10.97
Granted	821,000	4.14
Vested	(221,000)	10.43
Forfeited	(107,000)	9.70

Nonvested awards at March 31, 2009	1,491,000	8.93

     The Company recorded $830 and $1,520 of share-based compensation expense related to RSUs for the three and six months ended March 31, 2009, respectively. As of March 31, 2009, there was unrecognized compensation cost related to RSUs totaling $10,771, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.02 years.
Employee Stock Purchase Plan
     In March 2005, the Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (ESPP) which is qualified under Section 423 of the Internal Revenue Code. On January 31, 2008, the Board of Directors approved an amendment to the ESPP. The ESPP is available to all eligible employees, who, through payroll deductions, will be able to individually purchase shares of the Company’s common stock semi-annually at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the beginning or end of the purchase period. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock for the ESPP. At March 31, 2009, 705,000 shares were reserved for future issuance under the ESPP.

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
     During the three months ended December 31, 2008, the Company amended its sabbatical program by discontinuing sabbatical leave for employees who were eligible to receive such benefit after fiscal 2010. As a result of this amendment, the Company recorded a benefit of $27 and $182 to operating expenses during the three and six months ended March 31, 2009.
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
     The following is a rollforward of the restructuring accrual for the six months ended March 31, 2009:

Restructuring accrual balance at September 30, 2008	$—
Provision for severance related costs	748
Cash payments and foreign exchange impact	(571)

Restructuring accrual balance at March 31, 2009	$177

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
     The Company has historically recorded a deferred tax liability for tax deductible goodwill that is not amortized for financial statement purposes, but is assessed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. During the three months ended March 31, 2009, the Company recorded a $15,266 goodwill impairment charge, resulting in the recording of a deferred tax asset of $5,631 for future deductible temporary differences related to goodwill. Because of the uncertainty of realizing the future benefit of this deferred tax asset, the Company recorded a full valuation allowance against the deferred tax asset created by the goodwill impairment charge. Concurrently, the Company recorded a $1,264 tax benefit, which resulted from the full reversal of the existing deferred tax liability that was previously recorded for temporary differences related to the goodwill impaired. For the three and six months ended March 31, 2009, our effective tax rate was lower than the federal statutory rate primarily due to this $1,264 tax benefit and secondarily due to the mix of jurisdictional earnings, foreign withholding taxes and adjustments in the Company’s valuation allowance. For the three and six months ended March 31, 2008, our effective tax rate is differed from the federal statutory rate primarily due to the mix of jurisdictional earnings and the tax impact of accounting for share-based compensation pursuant to the provisions of SFAS No. 123R.

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
Geographic Data
     The following table presents revenue from unaffiliated customers by geographic region and is determined based on the locations of customers.

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
United States	$15,402	$19,518	$31,737	$37,451
All Other	7,854	11,269	17,613	21,800

Total	$23,256	$30,787	$49,350	$59,251

     The following table presents information about the Company’s long-lived assets by geographic region:

	March 31,	September 30,
	2009	2008
North America	$5,051	$7,905
International	1,092	1,240

Total	$6,143	$9,145

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
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142. FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” or SFAS 141(R), and other U.S generally accepted accounting principles, or GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the effect that the adoption of FSP 142-3 will have on its results of operations and financial condition.

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
     Management evaluates our financial condition and operating results based on many factors, including license revenue, subscription revenue, maintenance revenue, services revenue, costs of revenue, operating expenses, income from operations, cash flow from operations, total cash and cash equivalents and total liabilities. Management reviews these factors on an ongoing basis and measures them quarterly. As noted below in Results of Operations, our license revenue has decreased significantly over the last two fiscal quarters due to, we believe, longer sales cycles, delayed decision making and lack of commitment to large capital expenditures by our customers as a result of the macro-economic environment. Conversely, our subscription revenue has grown, with one of the contributing factors being the lower upfront operating expense needed for a subscription license as compared to the higher upfront perpetual license capital expenditure. We expect to have diminished visibility into future license revenue and expect subscription revenue to be an attractive licensing model to our customers during this difficult economic environment.
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
     License Revenue
     Perpetual Licenses. Licenses to use our software products in perpetuity generally are priced based on (a) either a customer’s database size (including number of database records) or a platform fee and (b) a specified number of users. With respect to our Affinium NetInsight product, licenses are generally priced based on the volume of traffic of a website. We recognize perpetual license revenue at the time of product delivery, provided all other revenue recognition criteria have been met, pursuant to the requirements of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. When we license our software on a perpetual basis through an MSP or systems integrator, we recognize revenue upon delivery of the licensed software to the MSP or systems integrator only if (a) the customer of the MSP or systems integrator is identified in a written arrangement between the MSP or systems integrator and us and (b) all other revenue recognition criteria have been met.
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
     Research and Development. Research and development expense consists primarily of (a) salaries, other labor related costs and share-based compensation related to employees working on the development of new products, enhancement of existing products, quality assurance and testing and (b) facilities and other related overhead. During the three and six months ended March 31, 2009, $182,000 and $467,000 of software development costs were capitalized. During the three and six months ended March 31, 2008, $34,000 of software development costs were capitalized.
     General and Administrative. General and administrative expense consists primarily of (a) salaries, other labor-related costs and share-based compensation related to general and administrative personnel, (b) accounting, legal and other professional fees, and (c) facilities and other related overhead.
     Restructuring Charges (Credits). Restructuring charges reflect the restructuring plan initiated in the first quarter of fiscal 2009 to implement a strategic reduction in our workforce. These costs include salaries, severance and legal fees. Restructuring credits represent a reversal of a portion of the restructuring accrual upon final settlement with an employee.
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
Software Development Costs
     We evaluate whether to capitalize or expense software development costs in accordance with SFAS No. 86. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. We amortize software development costs, capitalized in accordance with SFAS No. 86, over their estimated useful lives of two years. During the three and six months ended March 31, 2009 $42,000 and $146,000, respectively, of software development costs were capitalized in accordance with SFAS No. 86. During the three and six months ended March 31, 2008, $14,000 of software development costs was capitalized in accordance with SFAS No. 86.
     We capitalize certain costs of software developed or obtained for internal use in accordance with SOP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. During the three and six months ended March 31, 2009, we capitalized $140,000 and $321,000, respectively, of internal-use software development costs. During the three and six months ended March 31, 2008, $20,000 of internal use software development costs were capitalized.
Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. Significant changes to these estimates could have a material impact on our effective tax rate. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At March 31, 2009, our deferred tax assets consist primarily of state research and development tax credit carryforwards, foreign tax credit carryforwards and temporary differences relating primarily to share-based compensation expense and acquired intangible assets. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.
     FASB Statement No. 109, (“SFAS No. 109”) Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance must be sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period under the tax laws. We analyzed the likelihood of the realization of our deferred tax assets during the quarter ending March 31, 2009. Based on the weight of all of the available evidence, particularly the negative evidence associated with the uncertainty of accurately predicting future results in the current economic environment, we continue to provide a full valuation allowance against all of our U.S. federal and state deferred tax assets and against all of the deferred tax assets of our subsidiary in France. As a result of the valuation allowance recorded at March 31, 2009, we have not recorded a tax benefit for the loss before tax during three and six months ended March 31, 2009.

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
Results of Operations
Comparison of Three Months Ended March 31, 2009 and 2008
Revenue

	Three Months Ended March 31,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$4,205	18%	$11,635	38%	$(7,430)	(64)%
Maintenance and services:
Maintenance fees	10,832	47	10,741	35	91	1
Services	3,796	16	5,351	17	(1,555)	(29)

Total maintenance and services	14,628	63	16,092	52	(1,464)	(9)
Subscription revenue	4,423	19	3,060	10	1,363	45

Total	$23,256	100%	$30,787	100%	$(7,531)	(24)%

     Total revenue for the three months ended March 31, 2009 was $23.3 million, a decrease of 24%, or $7.5 million from the three months ended March 31, 2008. Total revenue decreased as a result of lower license sales relating to our Affinium product suite, partially offset by an increase in subscription revenue primarily related to the increased sales through our MSP channel and increased sales of our on-demand products.
     Total license revenue for the three months ended March 31, 2009 was $4.2 million, a decrease of 64%, or $7.4 million from the three months ended March 31, 2008. This decrease in license revenue was primarily attributable to lower sales of our Affinium products, primarily related to delays in our sales cycles and cautious buying behavior on the part of our customers. We believe that the overall global macroeconomic environment has caused customers to re-evaluate spending on purchases of information technology assets. While we continue to see demand for our products, selling cycles have nonetheless been extended and license revenue has decreased compared to the corresponding period in the prior year. Until we experience a positive change in the overall global macroeconomic environment, we anticipate sales cycles will continue to be delayed and license revenue will be lower than that of the corresponding period of the prior year.
     Maintenance fees revenue is associated with maintenance agreements in connection with sales of perpetual licenses to our existing installed customer base and to new customers. Maintenance fees revenue for the three months ended March 31, 2009 was $10.8 million, an increase of 1%, or $91,000 from the three months ended March 31, 2008.
     Services revenue for the three months ended March 31, 2009 was $3.8 million, a decrease of 29%, or $1.6 million from the three months ended March 31, 2008. The decrease in services revenue was primarily the result of a decline in revenue related to implementations from new license sales.
     Total subscription revenue for the three months ended March 31, 2009 was $4.4 million, an increase of 45%, or $1.4 million from the three months ended March 31, 2008. The increase in subscription revenue was primarily attributable to higher sales of our on-demand products and increased sales through our MSP channel. We anticipate that subscription revenue will continue to increase in future quarters as we enter into additional subscription agreements and expand our on-demand product offerings, and as our customers may prefer subscription-based licenses during the difficult economic environment.
Recurring Revenue

	Three Months Ended March 31,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Maintenance fees	$10,832	47%	$10,741	35%	91	1%
Subscription revenue	4,423	19	3,060	10	1,363	45

Total recurring revenue	15,255	66	13,801	45	1,454	11
License revenue	4,205	18	11,635	38	(7,430)	(64)
Services	3,796	16	5,351	17	(1,555)	(29)

Total	$23,256	100%	$30,787	100%	$(7,531)	(24%)

     We generate recurring revenue from both maintenance and subscription arrangements, which is recognized ratably over the contractual term of the arrangement or agreement.
     Recurring revenue for the three months ended March 31, 2009 was $15.3 million, an increase of 11%, or $1.5 million from the three months ended March 31, 2008. The increase in recurring revenue resulted from additional subscription revenue related to sales through our MSP channel and sales of our on-demand products. Recurring revenue as a percentage of total revenue was 66% for the three months ended March 31, 2009 as compared to 45% for the three months ended March 31, 2008, which is primarily the result of a change in the mix of subscription versus license revenue.
Revenue by Geography

	Three Months Ended March 31,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
North America	$16,414	71%	$19,518	63%	$(3,104)	(16%)
International	6,842	29	11,269	37	(4,427)	(39%)

Total revenue	$23,256	100%	$30,787	100%	$(7,531)	(24%)

     For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.
     Total revenue for North America for the three months ended March 31, 2009 was $16.4 million, a decrease of 16%, or $3.1 million from the three months ended March 31, 2008. The decrease in total revenue for North America was primarily related to a decrease in license revenue. Total revenue for International for the three months ended March 31, 2009 was $6.8 million, a decrease of 39%, or $4.5 million from the three months ended March 31, 2008.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2009		2008
	(Dollars in thousands)
		Gross Margin on		Gross Margin on	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$505	88%	$828	93%	$(323)	(39%)
Maintenance and services	4,483	69	6,637	59	(2,154)	(32)
Subscription	1,037	77	652	79	385	59

Total cost of revenue	$6,025	74%	$8,117	74%	$(2,092)	(26%)

     Cost of license revenue for the three months ended March 31, 2009 was $505,000, a decrease of 39% or $323,000 from the three months ended March 31, 2008. The decrease in cost of license revenue was primarily due to (a) a $211,000 decrease in labor-related costs and (b) a $44,000 decrease in royalties. Royalties paid for third-party licensed technology represented 3% of total license revenue for the three months ended March 31, 2009. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to be between 1% and 3% of total license revenue. Gross margin on license revenue was 88% in the three months ended March 31 2009 compared to 93% in the three months ended March 31, 2008. The decrease in gross margin is primarily the result of decreased sales volume.
     Cost of maintenance and services for the three months ended March 31, 2009 was $4.5 million, a decrease of 32%, or $2.2 million from the three months ended March 31, 2008. The decrease in cost of maintenance and services revenue was primarily due to (a) a $1.5 million decrease in labor-related costs and other direct consulting costs and (b) a $706,000 decrease in subcontractor costs. The reduction in labor-related and subcontractor costs was primarily related to a decrease of implementation services in connection with new license sales. Gross margin on maintenance and services revenue was 69% for the three months ended March 31, 2009, up from 59% for the three months ended March 31, 2008. The increase in gross margin primarily related to the increase in the mix of maintenance revenue compared to service revenue. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we use subcontractor services. Gross margin on maintenance and services revenue is expected to remain relatively unchanged for the remainder of fiscal 2009.
     Cost of subscription revenue for the three months ended March 31, 2009 was $1.0 million, an increase of 59%, or $386,000, from the three months ended March 31, 2008. The increase in cost of subscription revenue was primarily due to an increase in labor-related expenses, as well as an increase in hosting-related activities.
Operating Expenses

	Three Months Ended March 31,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$9,919	43%	$12,626	41%	$(2,707)	(21%)
Research and development	4,970	21	5,864	19	(894)	(15)
General and administrative	3,932	17	4,583	15	(651)	(14)

	Three Months Ended March 31,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Restructuring charges (credits)	(6)	—	(20)	—	14	70
Amortization of acquired intangible assets	450	2	394	1	56	14
Goodwill impairment charge	15,266	66%	—	—	15,266	100

Total operating expenses	$34,531	148%	$23,447	76%	$11,084	47%

     Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2009 was $9.9 million, a decrease of 21%, or $2.7 million from the three months ended March 31, 2008. The decrease was primarily the result of a $3.1 million decrease in labor-related expenses due to decreased headcount and decreased commission expense due to a reduction in revenue. We expect quarterly sales and marketing expense to increase slightly in absolute dollars for the remainder of fiscal 2009.
     Research and Development. Research and development expense for the three months ended March 31, 2009 was $5.0 million, a decrease of 15%, or $894,000, from the three months ended March 31, 2008. The decrease in research and development expense was primarily the result of (a) a $669,000 decrease in labor-related expenses, principally due to decreased headcount, (b) a $103,000 decrease in share-based compensation expense and (c) a $90,000 decrease in professional services expenses. Capitalized software development costs were $182,000 and $34,000 during the three months ended March 31, 2009 and 2008, respectively. We expect quarterly research and development expense to remain relatively unchanged in absolute dollars for the remainder of fiscal 2009.
     General and Administrative. General and administrative expense for the three months ended March 31, 2009 was $3.9 million, a decrease of 14%, or $651,000, from the three months ended March 31, 2008. The decrease in general and administrative expense was primarily the result of (a) a $323,000 decrease in labor-related expenses, principally due to decreased headcount, (b) a $260,000 decrease in professional services fees and (c) a $156,000 decrease in share-based compensation expense. We expect quarterly general and administrative expense to remain relatively unchanged in absolute dollars for the remainder of fiscal 2009.
     Restructuring Charges. In the first quarter of fiscal 2009, the Company reduced its workforce by approximately 4% and recorded a restructuring charge of $754,000 for one-time termination benefits to employees. The strategic reduction of workforce was designed to streamline the Company’s organization and improve its corporate performance. The restructuring accrual at March 31, 2009 was $177,000, and is expected to be paid by the end of fiscal 2010.
     The following is a rollforward of the restructuring accrual for the three months ended March 31, 2009:

Restructuring accrual balance at December 31, 2008	$439,000
Provision (credit) for severance related costs	(6,000)
Cash payments and foreign exchange impact	(256,000)

Restructuring accrual balance at March 31, 2009	$177,000

     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $450,000 and $394,000 for the three months ended March 31, 2009 and 2008, respectively.
     Goodwill impairment. During the three months ended March 31, 2009, we changed the structure of our reporting units, which resulted in us having two remaining reporting units. Two previously separate reporting units were combined into one reporting unit. Given the change in reporting units as well as the decline in our market capitalization and overall operating results, we performed an interim impairment assessment of our goodwill at March 31, 2009 related to the reporting units previously existing before the structure change. As part of this assessment, we applied a weighting to the income approach and the market approach of 60% and 40%, respectively, for two of the reporting units and 90% and 10%, respectively, for the remaining reporting unit. The weightings were determined based upon the degree of comparability of companies and acquisitions in the marketplace. As a result of the goodwill impairment assessment, during the three months ended March 31, 2009, we recorded a $15.3 million charge relating to the impairment of goodwill. Of the $15.3 million goodwill impairment charge, $5.7 million related to goodwill from the acquisition of MarketingCentral LLC and 9.6 million related to goodwill from the acquisition of Sane Solutions LLC. We also performed a subsequent impairment assessment on the newly combined reporting unit after the change in structure, which did not indicate a further impairment. We determined that our other long-lived assets, including definite-lived intangible assets, were not impaired.
Other Income

	Three Months Ended March 31,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Interest income, net	$160	1%	$390	1%	$(230)	(59)%
Other expense, net	(483)	(2%)	(208)	(1)	(275)	(132)

Other income (expense), net	$(323)	(1%)	$182	—	$(505)	(277)%

     Interest income, net was $160,000 for the three months ended March 31, 2009, a $230,000 decrease from the three months ended March 31, 2008. Interest income is generated from the investment of our cash balances, less related bank fees. The decrease in interest income, net principally reflected lower interest rates on invested cash balances.
     Other income (expense), net consisted primarily of foreign currency translation and transaction gains and losses.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Income Before		Loss Before		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
				(Dollars in thousands)
Provision for (benefit from) income taxes	$(1,492)	8%	$(318)	53%	$1,174	*

*	Not meaningful
     Benefit from income taxes was $1.5 million or an effective tax rate of 8% for the three months ended March 31, 2009, a $1.2 million change from the three months ended March 31, 2008. During the three months ended March 31, 2009, we recorded a $15.3 million goodwill impairment charge, resulting in the recording of a deferred tax asset for future deductible temporary differences. Because of the uncertainty of realizing the benefit in the future of this deferred tax asset, we recorded a full valuation allowance against the net deferred tax asset created by the goodwill impairment charge. Concurrently, we recorded a $1.3 million tax benefit, which resulted from the full reversal of the existing deferred tax liability we had previously recorded for temporary differences related to the goodwill impaired. For the three months ended March 31, 2009, our effective tax rate was lower than the federal statutory rate primarily due to this $1.3 million tax benefit and secondarily due to the mix of jurisdictional earnings, foreign withholding taxes and adjustments in the Company’s valuation allowance. For the three months ended March 31, 2008, our effective tax rate was different from the federal statutory rate primarily due to the mix of jurisdictional earnings and the tax impact of accounting for share-based compensation pursuant to the provisions of SFAS No. 123R.

Comparison of Six Months Ended March 31, 2009 and 2008
Revenue

	Six Months Ended March 31,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$10,665	22%	$22,780	38%	$(12,115)	(53)%
Maintenance and services:
Maintenance fees	22,414	45	21,370	36	1,044	5
Services	7,570	15	9,311	16	(1,741)	(19)

Total maintenance and services	29,984	60	30,681	52	(697)	(2)
Subscription revenue	8,701	18	5,790	10	2,911	50

Total revenue	$49,350	100%	$59,251	100%	$(9,901)	(17)%

     Total revenue for the six months ended March 31, 2009 was $49.4 million, a decrease of 17% or $9.9 million from the six months ended March 31, 2008. Total revenue decreased as a result of lower license sales relating to our Affinium product suite, partially offset by an increase in subscription revenue primarily related to the increased sales through our MSP channel and increased sales of our on-demand products.
     Total license revenue for the six months ended March 31, 2009 was $10.7 million, a decrease of 53% or $12.1 million from the six months ended March 31, 2008. This decrease in license revenue was primarily attributable to lower sales of our Affinium products, primarily related to delays in our sales cycles and cautious buying behavior on the part of our customers. We believe that the overall global macroeconomic environment has caused customers to re-evaluate spending on purchases of information technology assets. While we continue to see demand for our products, selling cycles have nonetheless been extended and license revenue has decreased compared to the corresponding period in the prior year. Until we experience a positive change in the overall global macroeconomic environment, we anticipate sales cycles will continue to be delayed and license revenue will be lower than that of prior periods.
     Maintenance fees revenue for the six months ended March 31, 2009 was $22.4 million, an increase of 5%, or $1.0 million from the six months ended March 31, 2008. The increase primarily reflects additional maintenance fees on the sale of new licenses in fiscal 2008.
     Services revenue for the six months ended March 31, 2009 was $7.6 million, a decrease of 19%, or $1.7 million from the six months ended March 31, 2008. The decrease in services revenue was primarily the result of a decline in revenue related to implementations from new license sales.
     Total subscription revenue for the six months ended March 31, 2009 was $8.7 million, an increase of 50%, or $2.9 million from the six months ended March 31, 2008. The increase in subscription revenue was primarily attributable to higher sales of our on-demand products and increased sales through our MSP channel.
Recurring Revenue

	Six Months Ended March 31,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Maintenance fees	$22,414	45%	$21,370	36%	1,044	5%
Subscription revenue	8,701	18	5,790	10	2,911	50

Total recurring revenue	31,115	63	27,160	46	3,955	15

License	10,665	22	22,780	38	(12,115)	(53)

	Six Months Ended March 31,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Services	7,570	15	9,311	16	(1,741)	(19)

Total revenue	$49,350	100%	$59,251	100%	$(9,901)	(17)%

     We generate recurring revenue from both maintenance and subscription arrangements, which are recognized ratably over the contractual term of the arrangement or agreement.
     Recurring revenue for the six months ended March 31, 2009 was $31.1 million, an increase of 15%, or $4.0 million from the six months ended March 31, 2008. The increase in recurring revenue resulted (a) an increase in maintenance fees on sales of new licenses in fiscal 2008 and (b) additional subscription revenue related to sales through our MSP channel and sales of our on-demand products. Recurring revenues as a percentage of total revenue was 63% for the six months ended March 31, 2009 as compared to 46% for the six months ended March 31, 2008, which is primarily the result of a change in the mix of subscription versus license revenue.
Revenue by Geography

	Six Months Ended March 31,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
North America	$33,556	68%	$37,451	63%	$(3,895)	(10)%
International	15,794	32	21,800	37	(6,006)	(28)

Total revenue	$49,350	100%	$59,251	100%	$(9,901)	(17)%

     For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.
     Total revenue for North America for the six months ended March 31, 2009 was $33.6 million, a decrease of 10%, or $3.9 million from the six months ended March 31, 2008. The decrease in total revenue for North America was primarily related to a decrease in license revenue. Total revenue for International for the six months ended March 31, 2009 was $15.8 million, a decrease of 28%, or $6.0 million from the three months ended March 31, 2008.

Cost of Revenue

	Six Months Ended March 31,
	2009		2008
	(Dollars in thousands)
		Gross		Gross
		Margin on		Margin on	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$1,141	89%	$1,587	93%	$(446)	(28)%
Maintenance and services	9,704	68	12,430	59	(2,726)	(22)
Subscription	2,050	76	1,305	77	745	57

Total cost of revenue	$12,895	74%	$15,322	74%	$(2,427)	(16)%

     Cost of license revenue for the six months ended March 31, 2009 was $1.1 million, a decrease of 28% or $446,000 from the six months ended March 31, 2008. The decrease in cost of license revenue was primarily due to (a) a $370,000 decrease in labor-related costs and (b) a $25,000 decrease in royalties. Royalties paid for third-party licensed technology represented 3% of total license revenue for the six months ended March 31, 2009. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to remain between 1% and 3% of total license revenue. Gross margin on license revenue was 89% in the six months ended March 31, 2009 and 93% in the six months ended March 31, 2008.
     Cost of maintenance and services for the six months ended March 31, 2009 was $9.7 million, a decrease of 22% or $2.7 million from the six months ended March 31, 2008. The decrease in cost of maintenance and services revenue was primarily due to (a) a $2.4 million decrease in labor-related costs and other direct consulting costs and (b) a $516,000 decrease in subcontractor costs. The reduction in labor-related and subcontractor costs was primarily related to a decrease of implementation services in connection with new license sales. Gross margin on maintenance and services revenue was 68% in the six months ended March 31, 2009, down from 59% for the six months ended March 31, 2008. The reduction in gross margin is primarily related to the increase in the mix of services revenue compared to maintenance revenue. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we use subcontractor services.
     Cost of subscription revenue for the six months ended March 31, 2009 was $2.1 million, an increase of 57%, or $745,000 from the six months ended March 31, 2008. The increase in cost of subscription revenue was primarily due to an increase in labor-related expenses, as well as an increase in hosting-related activities.
        .

Operating Expenses

	Six Months Ended March 31,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$20,941	42%	$24,387	41%	$(3,446)	(14)%
Research and development	10,416	21	11,811	20	(1,395)	(12)
General and administrative	7,889	16	9,577	16	(1,688)	(18)
Restructuring charges (credits)	748	2	(286)	—	1,034	362
Amortization of acquired intangible assets	935	2	787	1	148	19
Goodwill impairment charge	15,266	31	—	—	15,266	100

Total operating expenses	$56,195	114%	$46,276	78%	$9,919	21%

     Sales and Marketing. Sales and marketing expense for the six months ended March 31, 2009 was $20.9 million, a decrease of 14%, or $3.4 million from the six months ended March 31, 2008. The decrease was primarily a result of (a) a $3.7 million decrease in labor related due to decreased headcount and decreased commission expense due to a reduction in revenue and (b) a $95,000 decrease in share-based compensation expense.
     Research and Development. Research and development expense for the six months ended March 31, 2009 was $10.4 million, a decrease of 12%, or $1.4 million from the six months ended March 31, 2008. The decrease in research and development was primarily a result of (a) a $1.3 million decrease in labor-related expenses, principally due to decreased personnel reflecting a decreased investment and development of our Affinium product suite and (b) a $203,000 decrease in share-based compensation expense. Capitalized software development costs were $467,000 and $34,000 during the six months ended March 31, 2009 and 2008, respectively. We expect quarterly research and development expense to remain relatively unchanged in absolute dollars for the remainder of fiscal 2009.
     General and Administrative. General and administrative expense for the six months ended March 31, 2009 was $7.9 million, a decrease of 18%, or $1.7 million from the six months ended March 31, 2008. The decrease in general and administrative expense was primarily a result of (a) a $264,000 decrease in labor-related expenses and (b) a $1.0 million decrease in professional services fees primarily related to fees that we incurred during the six months ended March 31, 2008 in connection with the filing of our 2007 Annual Report on Form 10K.
     Restructuring Charges. In the first quarter of fiscal 2009, the Company reduced its workforce by approximately 4% and recorded a restructuring charge of $754,000 for one-time termination benefits to employees. The strategic reduction of workforce was designed to streamline the Company’s organization and improve its corporate performance. The restructuring accrual at March 31, 2009 was $177,000, and is expected to be paid by the end of fiscal 2010.

Restructuring accrual balance at September 30, 2008	$—
Provision for severance related costs	748,000
Cash payments and foreign exchange impact	(571,000)

Restructuring accrual balance at March 31, 2009	$177,000

     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $935,000 and $787,000 for the six months ended March 31, 2009 and 2008.
Goodwill impairment. During the six months ended March 31, 2009, we changed the structure of our reporting units, which resulted in us having two remaining reporting units. Two previously separate reporting units were combined into one reporting unit. Given the change in reporting units as well as the decline in our market capitalization and overall operating results, we performed an interim impairment assessment of our goodwill at March 31, 2009 related to the reporting units previously existing before the structure change. As part of this assessment, we applied a weighting to the income approach and the market approach of 60%

and 40%, respectively, for two of the reporting units and 90% and 10%, respectively, for the remaining reporting unit. The weightings were determined based upon the degree of comparability of companies and acquisitions in the marketplace. As a result of the goodwill impairment assessment, during the six months ended March 31, 2009, we recorded a $15.3 million charge relating to the impairment of goodwill. Of the $15.3 million goodwill impairment charge, $5.7 million related to goodwill from the acquisition of MarketingCentral LLC and 9.6 million related to goodwill from the acquisition of Sane Solutions LLC. We also performed a subsequent impairment assessment on the newly combined reporting unit after the change in structure, which did not indicate a further impairment. We determined that our other long-lived assets, including definite-lived intangible assets, were not impaired.
     Other Income

	Six Months Ended March 31,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Interest income, net	400	1	843	1	(443)	(53)%
Other income (expense), net	(1,600)	(3)	(80)	—	(1,680)	(2100)

Other Income	$(1,200)	(2)%	$763	1%	$(1,963)	(257)%

     Interest income, net was $400,000 for the six months ended March 31, 2009, a $443,000 decrease from the six months ended March 31, 2008. Interest income is generated from the investment of our cash balances, less related bank fees. The decrease in interest income, net principally reflected lower interest rates on invested cash balances.
     Other expense, net consisted primarily of foreign currency translation and transaction gains and losses. The change in other expense, net was primarily driven by unfavorable foreign currency exchange rate as compared to the corresponding period in the prior year.
Benefit from Income Taxes

	Six Months Ended March 31,
	2009		2008
			(As Restated)
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Loss Before		Loss Before		Percentage
		Income Taxes		Income Taxes	Amount	Change
	Amount		Amount
Benefit from income taxes	$(711)	3%	$(883)	56%	$172	19%
     Benefit from income taxes was $711,000 or an effective tax rate of 3%, for the six months ended March 31, 2009, a $172,000 change from the six months ended March 31, 2008. During the six months ended March 31, 2009, we recorded a $15.3 million goodwill impairment charge, resulting in the recording of a deferred tax asset for future deductible temporary differences. Because of the uncertainty of realizing the future benefit of this deferred tax asset, we recorded a full valuation allowance against the net deferred tax asset created by the goodwill impairment charge. Concurrently, we recorded a $1.3 million tax benefit, which resulted from the full reversal of the existing deferred tax liability we had previously recorded for temporary differences related to the goodwill impaired. Offsetting this tax benefit is a provision relating to profitable operations in foreign tax jurisdictions and foreign withholding taxes. For the six months ended March 31, 2009, our effective tax rate was lower than the federal statutory rate primarily due to this $1.3 million tax benefit and secondarily due to the mix of jurisdictional earnings, foreign withholding taxes and adjustments in the Company’s valuation allowance. For the six months ended March 31, 2008, our effective tax rate was different from the federal statutory rate primarily due to the mix of jurisdictional earnings and the tax impact of accounting for share-based compensation pursuant to the provisions of SFAS No. 123R.

Liquidity and Capital Resources
     Historically, we have financed our operations and met our capital requirements primarily through funds generated from operations and sales of our capital stock. As of March 31, 2009, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $43.6 million and a short-term investments balance of $4.1 million. As of March 31, 2009, we had no outstanding debt.
     Our cash and cash equivalents at March 31, 2009 were held for working capital purposes and were invested primarily in overnight investments, money market funds and commercial paper with maturities of less than ninety days. Our investments at March 31, 2009 consisted primarily of commercial paper, corporate bonds and government agency securities. We do not enter into investments for trading or speculative purposes. Restricted cash of $331,000 at March 31, 2009 was held in certificates of deposit as collateral for letters of credit related to the lease agreement for our corporate headquarters in Waltham, Massachusetts, our sales office in France and for our payroll credit facility in Australia. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At March 31, 2009, we were in compliance with this internal policy.
     Net cash provided by operating activities was $ 318,000 in the six months ended March 31, 2009, compared to net cash provided by operating activities of $3.8 million in the six months ended March 31, 2008. Net income (loss) adjusted for non-cash expenses (including depreciation, amortization of acquired intangible assets and capitalized software development costs, share-based compensation, goodwill impairment, foreign currency translation loss and deferred tax benefits) decreased to loss of 663,000 in the six months ended March 31, 2009 from income of $4.5 million in the six months ended March 31, 2008, a decrease of $5.2 million. An increase in accounts receivable and prepaid expenses and other current assets and a decrease in accounts payable and accrued expense consume cash during the six months ended March 31, 2009. These decreases in operating cash flow, in the six months ended March 31, 2009, were offset by sources of cash from changes in other assets and deferred revenue.
     Investing activities provided $9.1 million and $11.1 million of cash in the six months ended March 31, 2009 and 2008, respectively. In the six months ended March 31, 2009, $900,000 of cash was used for purchases of property and equipment which primarily related to purchases of computer equipment and software to support increased investment in our on-demand offerings. In the six months ended March 31, 2008, purchases of property and equipment consumed $1.5 million.
     Our financing activities consumed cash of $787,000 in the six months ended March 31, 2009 and provided $381,000 of cash in the six months ended March 31, 2008. In the six months ended March 31, 2009 and 2008, $230,000 and $708,000, respectively, was used to pay withholding taxes related to restricted stock units, and $912,000 and $0, respectively, was used to purchase shares of common stock under the Company’s share repurchase program.
Contractual Obligations and Requirements
     Our significant lease obligations relate to our corporate headquarters in Waltham, Massachusetts as well as our facility in the United Kingdom. Upon expiration of current headquarters operating leases in 2010, we expect to renew the existing lease, or contract for new leased facilities, at prevailing rates. Our contractual commitments as of March 31, 2009 are not materially different from the amounts disclosed as of September 30, 2008 in our fiscal 2008 Annual Report on Form 10-K.
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
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142. FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations,” or SFAS 141R, and other U.S generally accepted accounting principles, or GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the effect that the adoption of FSP 142-3 will have on its results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
     Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Some of our agreements with foreign customers involve payments denominated in currencies other than the U.S. dollar, which may create foreign currency exchange risks for us. Revenue denominated in currencies other than the U.S. dollar represented 36% and 32% of total revenue in the six months ended March 31, 2009 and 2008, respectively.
     As of March 31, 2009, we had $5.5 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of March 31, 2009, the fair value of our receivables denominated in currencies other than the U.S. dollar would have fluctuated by $547,000. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense). Exchange rate fluctuations on long-term intercompany accounts, which are invested indefinitely without repayment terms, are recorded in accumulated other comprehensive income (loss) in stockholders’ equity.
Interest Rate Risk
     At March 31, 2009, we had unrestricted cash and cash equivalents of $43.7 million and short-term investments of $4.1 million. These amounts were invested primarily in money market funds, commercial paper and corporate bonds, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short-term interest rates and determined that, due to the size and duration of our investment portfolio, 100-basis-point change in interest rates at March 31, 2009 would result in an increase or decrease of approximately $477,000 of annual investment income.
Credit Risk
     Our exposure to credit risk consists principally of accounts receivable and purchased customer receivables. We maintain reserves for potential credit losses which, on a historical basis, have been limited due to our ongoing credit review procedures and the general creditworthiness of our customer base. No customers accounted for greater than 10% of our accounts receivable balance at March 31, 2009 and September 30, 2008.
Item 4. Controls and Procedures
Effectiveness of Disclosure Controls and Procedures
     An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures were not effective as of March 31, 2009 because of the material weakness cited below.
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of March 31, 2009, we did not maintain effective controls to ensure the completeness and accuracy of deferred maintenance and subscription revenue, including the determination and reporting of deferred maintenance and subscription revenue balances as well as the recognition of maintenance and subscription revenue. Specifically, we did not:
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
     Additionally, this control deficiency could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement of our interim or annual consolidated financial statements and disclosures that would not be prevented or detected. Accordingly, as of March 31, 2009, our management has determined that this control deficiency constitutes a material weakness.
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

Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
	Total Number	Average	Part of Publically	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under the
Period	Purchased (1)	Per Share	Program	Program
December 18, 2008 - January 31, 2009	72,000	4.29	72,000	4,691,000

February 1, 2009 - February 28, 2009	48,000	4.62	48,000	4,469,000

March 1, 2009 - March 31, 2009	82,000	4.57	82,000	4,095,000

Total	202,000	4.48	202,000	4,095,000

(1)	The Share Repurchase Program was announced on December 1, 2008 and allows for the repurchase of up to $5 million of common stock through June 1, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our 2009 Annual Meeting of Stockholders on February 26, 2009. Our shareholders approved each of the following proposals by the votes specified below.
Proposal No. 1 — The election of three nominees as Class I directors to the Board of Directors for a term of three years.

Nominee	For	Withheld
Yuchun Lee	19,355,648	67,155
Bruce R. Evans	19,311,351	111,452
Gary E. Haroian	19,367,933	54,870
Proposal No. 2 – To approve a one-time stock option exchange program under which eligible employees, including our executive officers (except Yuchun Lee, our chief executive officer and chairman), would be able to elect to exchange outstanding stock options under the 2005 Stock Incentive Plan, as amended, for new lower-priced stock options.

For	Against	Abstain

11,549,717	2,263,534	23,222
Proposal No. 3 — The ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accountants for the fiscal year ending September 30, 2009.

For	Against	Abstain

19,376,773	37,856	8,174
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

UNICA CORPORATION
Date: May 11, 2009	/s/ Yuchun Lee
Yuchun Lee
Chief Executive Officer, President and Chairman

Date: May 11, 2009	/s/ Kevin P. Shone
Kevin P. Shone
Senior Vice President and Chief Financial Officer [Principal Financial and Accounting Officer]