Form 10-Q
period 2009-06-30
UNICA CORP
filed 2009-08-10
CIK 1138804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐   No ☑
     The number of shares of the registrant’s common stock outstanding as of August 3, 2009 was 20,656,000.

UNICA CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2009

PART I — Financial Information
Item 1. Financial Statements
UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$48,368	$35,799
Short-term investments	362	11,482
Accounts receivable, net of allowance for doubtful accounts of $268 and $87, respectively	19,642	21,339
Purchased customer receivables	28	765
Prepaid expenses and other current assets	4,336	5,351

Total current assets	72,736	74,736
Property and equipment, net	4,796	4,781
Long-term investments	—	2,989
Purchased customer receivables, long-term	—	173
Acquired intangible assets, net	4,905	6,846
Goodwill	10,840	26,182
Deferred tax assets, long-term, net of valuation allowance	175	168
Other assets	782	1,034

Total assets	$94,234	$116,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,124	$3,536
Accrued expenses	13,016	14,527
Deferred revenue	35,768	35,369

Total current liabilities	50,908	53,432
Long-term deferred revenue	1,390	1,733
Other long-term liabilities	474	1,738

Total liabilities	52,772	56,903
Commitments, contingencies, and guarantees (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized - 90,000,000 shares; 21,064,000 shares issued and 20,648,000 shares outstanding at June 30, 2009; 20,758,000 shares issued and outstanding at September 30, 2008	211	208
Additional paid-in capital	70,779	66,841
Accumulated deficit	(27,957)	(7,435)
Treasury stock, at cost	(1,920)	—
Accumulated other comprehensive income	349	392

Total stockholders’ equity	41,462	60,006

Total liabilities and stockholders’ equity	$94,234	$116,909

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenue:
License	$4,359	$12,127	$15,024	$34,907
Maintenance and services	16,594	17,542	46,738	48,223
Subscription	5,907	3,621	14,448	9,411

Total revenue	26,860	33,290	76,210	92,541
Costs of revenue:
License	396	866	1,537	2,453
Maintenance and services	5,383	6,962	15,154	19,392
Subscription	1,279	714	3,262	2,019

Total cost of revenue	7,058	8,542	19,953	23,864

Gross profit	19,802	24,748	56,257	68,677
Operating expenses:
Sales and marketing	11,216	13,020	32,157	37,407
Research and development	5,045	5,926	15,461	17,737
General and administrative	4,204	4,949	12,093	14,526
Restructuring charges (credits)	—	—	748	(286)
Goodwill impairment charge	—	—	15,266	—
Amortization of acquired intangible assets	122	392	1,057	1,179

Total operating expenses	20,587	24,287	76,782	70,563

Income (loss) from operations	(785)	461	(20,525)	(1,886)
Other income:
Interest income, net	103	321	503	1,164
Other expense, net	210	(91)	(1,390)	(171)

Total other income	313	230	(887)	993

Income (loss) before income taxes	(472)	691	(21,412)	(893)
Provision for (benefit from) income taxes	(180)	280	(891)	(603)

Net income (loss)	$(292)	$411	$(20,521)	$(290)

Net income (loss) per common share:
Basic	$(0.01)	$0.02	$(0.99)	$(0.01)

Diluted	$(0.01)	$0.02	$(0.99)	$(0.01)

Shares used in computing net loss per common share:
Basic	20,708,000	20,576,000	20,780,000	20,368,000

Diluted	20,708,000	20,963,000	20,780,000	20,368,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(20,521)	$(290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,994	1,612
Amortization of capitalized software development costs	139	53
Amortization of acquired intangible assets	1,825	2,180
Goodwill impairment charge	15,266	—
Share-based compensation expense	3,992	4,928
Foreign currency translation loss	226	—
Excess tax benefits from share-based compensation	—	(132)
Benefit from deferred income taxes	(1,435)	(991)
Changes in operating assets and liabilities:
Accounts receivable	1,491	(1,559)
Prepaid expenses and other current assets	1,774	(1,047)
Other assets	449	545
Accounts payable	(1,318)	1,505
Accrued expenses	(1,145)	(806)
Deferred revenue	155	2,249
Other long-term liabilities	—	444

Net cash provided by operating activities	2,892	8,691
Cash flows from investing activities:
Purchases of property and equipment	(1,576)	(2,003)
Cash collected from license acquired in acquisition	115	122
Capitalization of software development costs	(575)	(237)
Proceeds from sales and maturities of investments	15,043	33,836
Purchases of investments	(898)	(20,270)
Increase in restricted cash	(69)	—

Net cash provided by investing activities	12,040	11,448
Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and employee stock purchase plans	370	1,012
Excess tax benefits from share-based compensation	—	132
Purchases of treasury shares	(1,920)	—
Payment of withholding taxes in connection with settlement of restricted stock units	(308)	(802)

Net cash provided by (used in) financing activities	(1,858)	342
Effect of exchange rate changes on cash and cash equivalents	(505)	173

Net increase in cash and cash equivalents	12,569	20,654
Cash and cash equivalents at beginning of period	35,799	18,493

Cash and cash equivalents at end of period	$48,368	$39,147

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
     Fair Value of Financial Instruments
     The carrying amounts of the Company’s financial instruments, which included accounts receivable, purchased customer receivables, accounts payable and accrued expenses, approximated their fair values at June 30, 2009 and September 30, 2008, due to the short-term nature of these instruments.
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
     In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred, the Company classifies reimbursements received for out-of-pocket expenses incurred as services revenue and classifies the related costs as cost of revenue. The amounts of reimbursable expenses included within revenue and cost of revenue were $184 and $531 for the three months ended June 30, 2009 and 2008, respectively, and $550 and $1,362 for the nine months ended June 30, 2009 and 2008, respectively.
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
3. Derivative Financial Instruments
     The Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), as of October 1, 2008. Under SFAS No. 161, additional disclosures are required regarding the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on financial position, financial performance, and cash flows.
Foreign Currency Forward Contracts
     During the three months ended June 30, 2009, the Company entered into foreign currency forward contracts to limit net foreign currency transaction gains and losses primarily related to non-U.S. dollar denominated accounts receivable. As of June 30, 2009, the Company had the following outstanding foreign currency forward contracts (in thousands):

Notional
Amount
(in U.S.
Dollars)
Euro (EUR)	$464
British Pound (GBP)	388
Australian dollar (AUD)	496

Total	$1,348

     The Company’s foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the value of transactions and balances denominated in foreign currency, resulting from changes in foreign currency exchange rates. The Company enters into derivative transactions, specifically foreign currency forward contracts, to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its foreign currency-denominated receivables.
     Generally, the Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables are included in other expense, net. There were no net gains and losses on forward contracts, including realized and unrealized gains and losses, included in other income (expense), net, for the three and nine months ended June 30, 2009.
4. Cash and Cash Equivalents and Investments
     The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. The Company invests the majority of its excess cash in overnight investments and money market funds of accredited financial institutions.
     The Company considers all highly liquid investments with maturities of between 91 and 365 days as of the balance sheet date to be short-term investments, and investments with maturities greater than 365 days as of the balance sheet date to be long-term investments. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s investments were classified as available-for-sale and were carried at fair market value at June 30, 2009 and September 30, 2008. Unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss) within stockholders’ equity.
     Investments were as follows:

	Amortized	Unrealized	Fair Market
	Cost	Gain (Loss)	Value
At June 30, 2009:
Corporate debentures and other securities	361	1	362

Total investments	$361	$1	$362

At September 30, 2008:
Commercial paper	$5,662	$—	$5,662
Certificates of deposit	500	—	500
Corporate debentures and other securities	8,344	(35)	8,309

Total investments	$14,506	$(35)	$14,471

     As of June 30, 2009, all investments had contractual maturities within one year. As of September 30, 2008, $11,482 of investments had contractual maturities within one year, while $2,989 of investments had contractual maturities within one to two years.
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
     The Company uses the market approach to measure the fair value of its financial assets by obtaining prices and other relevant information generated by market transactions involving identical or comparable assets. The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at June 30, 2009:

		Fair Value Measurements
		at Reporting Date Using
	Total Fair Value at
	June 30, 2009	Level 1	Level 2	Level 3
Money market funds	$37,078	$37,078	$—	$—
Corporate debt obligations	362	362	—	—

	$37,440	$37,440	$—	$—

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
     The following table presents the calculation of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(292)	$411	$(20,521)	$(290)
Other comprehensive income, net of tax effects:
Change in unrealized losses on short-term investments	(12)	(6)	36	(7)
Foreign currency translation adjustments	109	—	(79)	231

Other comprehensive income (loss)	97	(6)	(43)	224

Comprehensive income (loss)	$(195)	$405	$(20,564)	$(66)

6. Net Income (Loss) Per Common Share
     The Company calculates net income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Diluted net income (loss) per common share gives effect to all dilutive securities, including stock options and restricted stock units using the treasury stock method. For the three months ended June 30, 2009 and 2008, the Company had only one class of security, common stock, outstanding.
     The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(292)	$411	$(20,521)	$(290)

Weighted-average shares of common stock outstanding	20,708,000	20,576,000	20,780,000	20,368,000
Dilutive effect of common stock equivalents	—	387,000	—	—

Weighted-average shares used in computing diluted net loss per common share	20,708,000	20,963,000	20,780,000	20,368,000

Basic net income (loss) per common share	$(0.01)	$0.02	$(0.99)	$(0.01)
Diluted net income (loss) per common share	$(0.01)	$0.02	$(0.99)	$(0.01)
     Weighted-average common stock equivalents of 4,132,000 and 2,559,000 were excluded from the calculation of diluted net income loss per common share for the three months ended June 30, 2009 and 2008, respectively, as their inclusion would be anti-dilutive. Weighted-average common stock equivalents of 4,155,000 and 3,536,000 were excluded from the calculation of diluted net loss per common share for the nine months ended June 30, 2009 and 2008, respectively, as their inclusion would be anti-dilutive.

7. Goodwill and Acquired Intangible Assets
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
     During the three months ended March 31, 2009, the Company changed the structure of its reporting units, which resulted in the Company having two remaining reporting units. Two previously separate reporting units were combined into one reporting unit. Given the change in reporting units as well as the decline in the Company’s market capitalization and overall operating results, the Company performed an interim impairment assessment of its goodwill at March 31, 2009 related to the three reporting units previously existing before the structure change. As part of this assessment, the Company applied a weighting to the income approach and the market approach of 60% and 40%, respectively, for two of the reporting units and 90% and 10%, respectively, for the remaining reporting unit. The weightings were determined based upon the degree of comparability of companies and acquisitions in the marketplace. As a result of the goodwill impairment assessment, during the three months ended March 31, 2009, the Company recorded a $15,266 charge relating to the impairment of goodwill. Of the $15,266 goodwill impairment charge, $5,662 related to goodwill from the acquisition of MarketingCentral LLC and $9,604 related to goodwill from the acquisition of Sane Solutions LLC. The Company also performed a subsequent impairment assessment on the newly combined reporting unit after the change in structure, which did not indicate a further impairment. The Company determined that its other long-lived assets, including definite-lived intangible assets, were not impaired.
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

	Range of	Gross
	Useful Lives	Carrying	Accumulated	Net Book
	In Years	Value	Amortization	Value
As of June 30, 2009:
Developed technology	1-8	$6,699	$(4,703)	$1,996
Customer contracts and related customer relationships	3-14	7,556	(5,697)	1,859
License agreement	14	1,360	(310)	1,050
Trade name	1	44	(44)	—

Total intangible assets		$15,659	$(10,754)	$4,905

As of September 30, 2008:
Developed technology	1-8	$6,699	$(3,935)	$2,764
Customer contracts and related customer relationships	3-14	7,556	(4,640)	2,916
License agreement	14	1,360	(194)	1,166
Trade name	1	44	(44)	—

Total intangible assets		$15,659	$(8,813)	$6,846

     The following table describes changes to goodwill during the nine months ended June 30, 2009:

Balance at September 30, 2008	$26,182
Write-off of goodwill due to impairment	(15,266)
Foreign currency translation adjustments	(76)

Balance at June 30, 2009	$10,840

     The Company recorded amortization expense for acquired intangible assets of $351 and $1,825 for the three and nine months ended June 30, 2009, respectively, and $727 and $2,180 for the three and nine months ended June 30, 2008, respectively. Amortization of developed technology, included as a component of cost of license revenue in the consolidated statements of operations, was $229 and $768 for the three and nine months ended June 30, 2009, respectively, and $333 and $1,000 for the three and nine months ended June 30, 2008, respectively.
     Acquired intangible assets are expected to be amortized as follows:

Year ending September 30, 2009 (remainder)	$390
2010	1,201
2011	692
2012	585
2013 and thereafter	2,037

Total expected amortization	$4,905

8. Software Development Costs
     The Company evaluates whether to capitalize or expense software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company has defined technological feasibility as the completion of a working model. During the three months ended June 30, 2009 and 2008, $18 and $38, respectively, of software development costs were capitalized in accordance with SFAS No. 86. During the nine months ended June 30, 2009 and 2008, $164 and $52, respectively, of software development costs were capitalized in accordance with SFAS No. 86. Amortization expense during the three months ended June 30, 2009 and 2008 was $53 and $19, respectively. Amortization expense during the nine months ended June 30, 2009 and 2008 was $139 and $53, respectively. The net book value of software development costs was $196 and $171 at June 30, 2009 and September 30, 2008, respectively.
     The Company capitalizes certain costs of software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, beginning when the software is ready for its intended use. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three months ended June 30, 2009 and 2008, $133 and $165, respectively, of internal-use software costs were capitalized. During the nine months ended June 30, 2009 and 2008, $454 and $185, respectively, of internal-use software costs were capitalized.
9. Accounting for Share-Based Compensation
     On October 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires the Company to recognize expense related to the fair value of share-based compensation awards. Management elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore did not restate the Company’s financial results for prior periods. Under this transition method, share-based compensation expense for the three and nine months ended June 30, 2009 and 2008 includes compensation expense for all share-based awards granted or modified on or after November 18, 2004 (the filing date for the initial registration statement for the Company’s initial public offering), based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
     For options accounted for under SFAS No. 123R, the Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. In addition, SFAS No. 123R requires the benefits of tax deductions in excess of recognized share-based compensation to be reported as a financing activity rather than an operating activity in the statement of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption, and only to the extent the benefit is realizable in the current period.
     For options accounted for under SFAS No. 123R, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the model and the resulting estimated fair values of option grants during the applicable period were as follows:

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2009	2008	2009	2008
Dividend yield	—	—	—	—
Volatility	58%	50%	58%	50%
Risk-free interest rate	1.34%	3.02%	1.11% to 1.53%	2.45% to 4.16%
Weighted-average expected option term (in years)	4.1	4.1	4.1	3.5 to 4.1
Weighted-average fair value per share of options granted	$1.21	$3.12	$1.38	$2.97
Weighted-average fair value per share of restricted stock awards granted	$4.77	$7.34	$4.17	$7.49
     The assumptions used in the model and the resulting estimated fair values for the Company’s employee stock purchase plan during the applicable period were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Dividend yield	—	—	—	—
Volatility	50%	50%	50%	41% to 50%
Risk-free interest rate	0.46%	2.12%	0.46%-2.00%	2.12% to 3.49%
Weighted-average expected option term (in years)	0.5	0.5	0.5	0.5
Weighted-average fair value per share of options granted	$1.28	$2.38	$1.98	$1.82
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
     The weighted-average exercise price of the options granted under the stock option plans for the three months ended June 30, 2009 and 2008 was $4.68 and $7.34, respectively, and for the nine months ended June 30, 2009 and 2008 was $4.43 and $7.14, respectively.

     The components of share-based compensation expense were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Stock options under SFAS No. 123R	$517	$602	$1,541	$1,836
Stock options under APB 25	—	—	—	27
Restricted stock units	777	945	2,296	2,882
Employee stock purchase plan	61	100	155	183

Total share-based compensation	$1,355	$1,647	$3,992	$4,928

     Cost of revenue and operating expenses include share-based compensation expense as follows for the three and nine months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Cost of license revenue	$7	$10	$37	$33
Cost of maintenance and services revenue	251	245	726	650
Sales and marketing expense	615	618	1,657	1,755
Research and development expense	248	298	722	975
General and administrative expense	234	476	850	1,515

Total share-based compensation	$1,355	$1,647	$3,992	$4,928

     The Company expects to record the unamortized portion of share-based compensation expense for existing stock options and restricted stock units outstanding at June 30, 2009, over a weighted-average period of 1.79 years, as follows:

Year Ending September 30,
2009 (remainder)	$1,648
2010	3,852
2011	2,866
2012	1,600
2013	407

Total unamortized share-based compensation	$10,373

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
     Pursuant to the Company’s tender offer to exchange outstanding stock options, during the three months ended March 31, 2009, the Company exchanged options to purchase 950,000 shares of common stock for new options to purchase 633,000 shares of common stock with an exercise price of $4.84 per share. Terms of the offer allowed eligible option holders to exchange outstanding options with an exercise price greater than or equal to $10.00 per share for new options with an exercise price equal to the fair market value of common stock on the date of the exchange, at a ratio of two new options for three outstanding eligible options exchanged. The exchange was considered a modification under SFAS No. 123R, and the incremental fair value of the new awards of $457 will be recorded over the related vesting period of the new stock options. At the date of grant, the vesting periods of the new stock options are between two to three years. Such option exchange activity is included in options forfeited and granted data in the table below.
     The following is a summary of the Company’s stock options outstanding and exercisable as of June 30, 2009 and the stock option activity for all stock option plans during the nine months ended June 30, 2009.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(1)

Outstanding at September 30, 2008	2,452,000	$8.85
Granted	1,536,000	4.45
Exercised	(43,000)	4.15
Forfeited	(1,433,000)	10.44

Outstanding at June 30, 2009	2,512,000	5.33	4.79 yrs	$2,608

Exercisable at June 30, 2009	1,104,000	5.82	4.01 yrs	$1,367

Options at June 30, 2009 vested and expected to vest	2,292,000	5.38	4.72 yrs	$2,392

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on June 30, 2009, the last trading day of the period, of $5.48 per share, and the exercise price of the underlying options. The total intrinsic value of options exercised during the three and nine months ended June 30, 2009 was $24 and $48, respectively. The total intrinsic value of options exercised during the three and nine months ended June 30, 2008 was $35 and $1,702, respectively.
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

     The following is a summary of the status of the Company’s restricted stock units as of June 30, 2009 and the activity during the nine months ended June 30, 2009.

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested awards at September 30, 2008	998,000	$10.97
Granted	863,000	4.17
Vested	(272,000)	10.43
Forfeited	(189,000)	8.42

Nonvested awards at June 30, 2009	1,400,000	8.86

     The Company recorded $777 and $2,296 of share-based compensation expense related to RSUs for the three and nine months ended June 30, 2009, respectively. As of June 30, 2009, there was unrecognized compensation cost related to RSUs totaling $7,217, net of estimated forfeitures, which will be recognized over a weighted-average period of 1.73 years.
Employee Stock Purchase Plan
     In March 2005, the Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (ESPP) which is qualified under Section 423 of the Internal Revenue Code. On January 31, 2008, the Board of Directors approved an amendment to the ESPP. The ESPP is available to all eligible employees, who, through payroll deductions, will be able to individually purchase shares of the Company’s common stock semi-annually at a price equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the purchase period. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock for the ESPP. At June 30, 2009, 705,000 shares were reserved for future issuance under the ESPP.
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
12. Restructuring Charges
     On October 14, 2008, the Company approved a plan to implement a strategic reduction of its workforce designed to streamline its organization and improve its corporate performance. During the three months ended December 31, 2008, the Company reduced its workforce by approximately 4% and recorded a restructuring charge of $748 for one-time termination benefits to employees.
     The following is a rollforward of the restructuring accrual for the nine months ended June 30, 2009:

Restructuring accrual balance at September 30, 2008	$—
Provision for severance related costs	748
Cash payments and foreign exchange impact	(589)

Restructuring accrual balance at June 30, 2009	$159

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
     For the nine months ended June 30, 2009, the Company’s effective tax rate was lower than the federal statutory rate primarily due to tax benefits of $1,580 related to the goodwill impairment charge and a net operating loss carryback, and secondarily due to the mix of jurisdictional earnings, foreign withholding taxes and adjustments in the Company’s valuation allowance. The Company recorded a $316 benefit during the three months ended June 30, 2009, which resulted from the carryback of a net operating loss as an offset to taxable income reflected on its fiscal year 2006 tax return. For the three and nine months ended June 30, 2008, the Company’s effective tax rate differed from the federal statutory rate primarily due to the mix of jurisdictional earnings and the tax impact of accounting for share-based compensation pursuant to the provisions of SFAS No. 123R.
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
Geographic Data
     The following table presents revenue from unaffiliated customers by geographic region and is determined based on the locations of customers.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
United States	$19,165	$21,330	$50,901	$56,418
All Other	7,695	11,960	25,309	36,123

Total	$26,860	$33,290	$76,210	$92,541

     The following table presents information about the Company’s long-lived assets by geographic region:

	June 30,	September 30,
	2009	2008
North America	$4,656	$7,905
International	1,097	1,240

Total	$5,753	$9,145

16. Recent Accounting Pronouncements
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

     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations,” or SFAS 141R, and other U.S generally accepted accounting principles, or GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the effect that the adoption of FSP 142-3 will have on its results of operations and financial condition.
     In May 2009, FASB issued SFAS No. 165, Subsequent Events, which establishes general standards for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS No. 165 for the three months ended June 30, 2009. The adoption of these provisions did not have a material effect on the Company’s financial statements or related disclosures.
17. Subsequent Events
     The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events. The Company performed this evaluation through August 10, 2009, the date on which its financial statements were issued.
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
Overview
     We are a global provider of enterprise marketing management, or EMM, software designed to help businesses increase their revenues and improve the efficiency and measurability of their marketing operations. Focused exclusively on the needs of marketers, Unica’s software delivers key capabilities to track and analyze online and offline customer behavior, generate demand and manage marketing processes, resources and assets. Our software streamlines the entire marketing process for relationship, brand and Internet marketing — from analysis and planning, to budgeting, production management, execution and measurement. As the most comprehensive EMM suite on the market, our suite of products delivers a marketing “system of record” — a dedicated solution through which marketers capture, record and easily manage marketing activity, information and assets, rapidly design campaigns, and report on performance.
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

     Management evaluates our financial condition and operating results based on many factors, including license revenue, subscription revenue, maintenance revenue, services revenue, costs of revenue, operating expenses, income from operations, cash flow from operations, total cash and cash equivalents and total liabilities. Management reviews these factors on an ongoing basis and measures them quarterly. As noted below in Results of Operations, our license revenue has decreased significantly over the last three fiscal quarters due to, we believe, longer sales cycles, delayed decision making and lack of commitment to large capital expenditures by our customers as a result of the macro-economic environment. Conversely, our subscription revenue has grown, with one of the contributing factors being the lower upfront operating expense needed for a subscription license as compared to the higher upfront perpetual license capital expenditure. We expect to have diminished visibility into future license revenue and expect subscription revenue to be an attractive licensing model to our customers during this difficult economic environment.
Sources of Revenue
     We derive revenue from software licenses, maintenance, services and subscriptions. License revenue is derived from the sale of software licenses for our product offerings under perpetual software arrangements that typically include: (a) an end-user license fee paid for the use of our products in perpetuity; (b) an annual maintenance arrangement that provides for software updates and upgrades and technical support; and (c) a services work order for implementation, training, consulting and reimbursable expenses. Subscription revenue is derived from subscription arrangements for our offerings that typically include: (a) a subscription fee for bundled software and support for a certain period and (b) a services work order for implementation, training, consulting and reimbursable expenses.
License Revenue
     Perpetual Licenses. Licenses to use our software products in perpetuity generally are priced based on (a) either a customer’s database size (including number of database records) or a platform fee and (b) a specified number of users. With respect to our NetInsight product, licenses are generally priced based on the volume of traffic of a website. We recognize perpetual license revenue at the time of product delivery, provided all other revenue recognition criteria have been met, pursuant to the requirements of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. When we license our software on a perpetual basis through an MSP or systems integrator, we recognize revenue upon delivery of the licensed software to the MSP or systems integrator only if (a) the customer of the MSP or systems integrator is identified in a written arrangement between the MSP or systems integrator and us and (b) all other revenue recognition criteria have been met.
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
Services. We generally sell implementation services and training on a time-and-materials basis and recognize revenue when the services are performed; however, in certain circumstances, these services may be priced on a fixed-fee basis and recognized as revenue using a proportional performance method. For services and subscription fees combined into a single unit of accounting, we report the services portion of these revenues separately based on VSOE of fair value for these services. Services revenue also includes billable travel, lodging and other out-of-pocket expenses incurred as part of delivering services to our customers.
     Subscription Revenue
     We also market our software under subscription arrangements, typically when our software is hosted either by us, with respect to our NetInsight and MarketingCentral products, or an MSP with respect to our other products. We have also licensed our products under a subscription arrangement in a non-hosted environment. Subscription revenue includes, for a bundled fee, (a) the right to use our software for a specified period of time, typically one year, (b) updates and upgrades to our software, and (c) technical support. Under a subscription agreement, we typically invoice the customer in annual or quarterly installments in advance. Where fair value of the subscription element in an arrangement cannot be established, revenue is recognized ratably over the contractual term of the arrangement commencing on the date at which all services under related work orders are completed.
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
     Research and Development. Research and development expense consists primarily of (a) salaries, other labor related costs and share-based compensation related to employees working on the development of new products, enhancement of existing products, quality assurance and testing and (b) facilities and other related overhead. During the three and nine months ended June 30, 2009, $151,000 and $618,000 of software development costs were capitalized. During the three and nine months ended June 30, 2008, $203,000 and $237,000, respectively, of software development costs were capitalized.
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
Software Development Costs
     We evaluate whether to capitalize or expense software development costs in accordance with SFAS No. 86. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. We amortize software development costs, capitalized in accordance with SFAS No. 86, over their estimated useful lives of two years. During the three and nine months ended June 30, 2009 $18,000 and $164,000, respectively, of software development costs were capitalized in accordance with SFAS No. 86. During the three and nine months ended June 30, 2008, $38,000 and $52,000, respectively, of software development costs were capitalized in accordance with SFAS No. 86.
     We capitalize certain costs of software developed or obtained for internal use in accordance with SOP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. During the three and nine months ended June 30, 2009, we capitalized $133,000 and $454,000, respectively, of internal-use software development costs. During the three and nine months ended June 30, 2008, $165,000 and $185,000, respectively, of internal use software development costs were capitalized.
Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. Significant changes to these estimates could have a material impact on our effective tax rate. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At June 30, 2009, our deferred tax assets consisted primarily of state research and development tax credit carryforwards, foreign tax credit carryforwards and temporary differences relating primarily to share-based compensation expense and acquired intangible assets. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.
     FASB Statement No. 109, (“SFAS No. 109”) Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance must be sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period under the tax laws. We analyzed the likelihood of the realization of our deferred tax assets during the quarter ended June 30, 2009. Based on the weight of all of the available evidence, particularly the negative evidence associated with the uncertainty of accurately predicting future results in the current economic environment, we continue to provide a full valuation allowance against all of our U.S. federal and state deferred tax assets and against all of the deferred tax assets of our subsidiary in France. As a result of the valuation allowance recorded at June 30, 2009, we have not recorded a tax benefit for the loss before tax incurred during three and nine months ended June 30, 2009.
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
Results of Operations
Comparison of Three Months Ended June 30, 2009 and 2008
Revenue

	Three Months Ended June 30,
	2009		2008
		(Dollars in thousands)
		Percentage of		Percentage of	Period -to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$4,359	16%	$12,127	36%	$(7,768)	(64)%
Maintenance and services:
Maintenance fees	11,098	41	11,292	34	(194)	(2)
Services	5,496	21	6,250	19	(754)	(12)

Total maintenance and services	16,594	62	17,542	53	(948)	(5)
Subscription revenue	5,907	22	3,621	11	2,286	63

Total	$26,860	100%	$33,290	100%	$(6,430)	(19)%

     Total revenue for the three months ended June 30, 2009 was $26.9 million, a decrease of 19%, or $6.4 million, from the three months ended June 30, 2008. Total revenue decreased as a result of lower license sales relating to our product suite, partially offset by an increase in subscription revenue primarily related to the increased sales through our MSP channel and increased sales of our on-demand products.
     Total license revenue for the three months ended June 30, 2009 was $4.4 million, a decrease of 64%, or $7.8 million, from the three months ended June 30, 2008. This decrease in license revenue was primarily attributable to lower sales of our product suite, primarily related to delays in our sales cycles and cautious buying behavior on the part of our customers. We believe that the overall global macroeconomic environment has caused customers to re-evaluate spending on purchases of information technology assets. While we continue to see demand for our products, selling cycles have nonetheless been extended and license revenue has decreased compared to the corresponding period in the prior year. Until we experience a positive change in the overall global macroeconomic environment, we anticipate sales cycles will continue to be delayed and license revenue will be lower than that of the corresponding period of the prior year.
     Maintenance fees revenue is associated with maintenance agreements in connection with sales of perpetual licenses to our existing installed customer base and to new customers. Maintenance fees revenue for the three months ended June 30, 2009 was $11.1 million, a decrease of 2%, or $194,000, from the three months ended June 30, 2008.
     Services revenue for the three months ended June 30, 2009 was $5.5 million, a decrease of 12%, or $754,000, from the three months ended June 30, 2008. The decrease in services revenue was primarily the result of a decline in revenue related to implementations from new license sales, offset by $1.0 million of previously deferred revenue recorded upon the termination of an arrangement with a customer, to which we have no further performance obligations.
     Total subscription revenue for the three months ended June 30, 2009 was $5.9 million, an increase of 63%, or $2.3 million, from the three months ended June 30, 2008. The increase in subscription revenue was primarily attributable to higher sales of our on-demand products and increased sales through our MSP channel, and includes $1.4 million of previously deferred revenue recorded upon the termination of an arrangement with a customer, to which we have no further performance obligations. We anticipate that subscription revenue will continue to increase in future quarters as we enter into additional subscription agreements and expand our on-demand product offerings, and as our customers may prefer subscription-based licenses during the current economic environment.
Recurring Revenue

	Three Months Ended June 30,
	2009		2008
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Maintenance fees	$11,098	41%	$11,292	34%	(194)	(2)%
Subscription revenue	5,907	22	3,621	11	2,286	63

Total recurring revenue	17,005	63	14,913	45	2,092	14
License revenue	4,359	16	12,127	36	(7,768)	(64)
Services	5,496	21	6,250	19	(754)	(12)

Total	$26,860	100%	$33,290	100%	$(6,430)	(19%)

     We generate recurring revenue from both maintenance and subscription arrangements, which is recognized ratably over the contractual term of the arrangement or agreement.
     Recurring revenue for the three months ended June 30, 2009 was $17.0 million, an increase of 14%, or $2.1 million, from the three months ended June 30, 2008. The increase in recurring revenue resulted from additional subscription revenue related to sales through our MSP channel and sales of our on-demand products, which includes $1.4 million of previously deferred revenue recorded upon the termination of an arrangement with a customer, to which we have no further performance obligations. Recurring revenue as a percentage of total revenue was 63% for the three months ended June 30, 2009 as compared to 45% for the three months ended June 30, 2008, which is primarily the result of a change in the mix of subscription versus license revenue.
Revenue by Geography

	Three Months Ended June 30,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
North America	$20,090	75%	$22,004	66%	$(1,914)	(9%)
International	6,770	25	11,286	34	(4,516)	(40%)

Total revenue	$26,860	100%	$33,290	100%	$(6,430)	(19%)

     For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.
     Total revenue for North America for the three months ended June 30, 2009 was $20.1 million, a decrease of 9%, or $1.9 million, from the three months ended June 30, 2008. The decrease in total revenue for North America was primarily related to a decrease in license revenue, partially offset by an increase in subscription revenue. Total revenue for International for the three months ended June 30, 2009 was $6.8 million, a decrease of 40%, or $4.5 million, from the three months ended June 30, 2008. The decrease in total revenue for International was primarily related to a decrease in license revenue.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2009		2008
	(Dollars in thousands)
		Gross Margin on		Gross Margin on	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$396	91%	$866	93%	$(470)	(54%)
Maintenance and services	5,383	68	6,962	60	(1,579)	(23)
Subscription	1,279	78	714	80	565	79

Total cost of revenue	$7,058	74%	$8,542	74%	$(1,484)	(17%)

     Cost of license revenue for the three months ended June 30, 2009 was $396,000, a decrease of 54%, or $470,000, from the three months ended June 30, 2008. The decrease in cost of license revenue was primarily due to (a) a $91,000 decrease in labor-related costs, (b) a $105,000 decrease in amortization of acquired technology as certain intangible assets have become fully amortized, and (c) a $60,000 decrease in royalties. Royalties paid for third-party licensed technology represented 3% of total license revenue for the three months ended June 30, 2009. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to be between 1% and 3% of total license revenue. Gross margin on license revenue was 91% in the three months ended June 30, 2009 compared to 93% in the three months ended June 30, 2008. The decrease in gross margin is primarily the result of decreased sales volume.
     Cost of maintenance and services for the three months ended June 30, 2009 was $5.4 million, a decrease of 23%, or $1.6 million, from the three months ended June 30, 2008. The decrease in cost of maintenance and services revenue was primarily due to (a) a $1.5 million decrease in labor-related costs and other direct consulting costs and (b) a $730,000 decrease in subcontractor costs, offset by $725,000 in previously deferred expenses relating to the termination of an arrangement with a customer, to which we have no further performance obligations. The reduction in labor-related and subcontractor costs was primarily related to a decrease of implementation services in connection with new license sales. Gross margin on maintenance and services revenue was 68% for the three months ended June 30, 2009, up from 60% for the three months ended June 30, 2008. The increase in gross margin primarily related to the increase in the mix of maintenance revenue compared to service revenue. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we use subcontractor services. Gross margin on maintenance and services revenue is expected to remain relatively unchanged for the remainder of fiscal 2009.
     Cost of subscription revenue for the three months ended June 30, 2009 was $1.3 million, an increase of 79%, or $565,000, from the three months ended June 30, 2008. The increase in cost of subscription revenue was primarily due to an increase in labor-related expenses and hosting-related activities.

Operating Expenses

	Three Months Ended June 30,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$11,216	42%	$13,020	39%	$(1,804)	(14%)
Research and development	5,045	19	5,926	18	(881)	(15)
General and administrative	4,204	16	4,949	15	(745)	(15)
Restructuring charges (credits)	—	—	—	—	—	—
Amortization of acquired intangible assets	122	—	392	1	(270)	(69)
Goodwill impairment charge	—	—	—	—	—	—

Total operating expenses	$20,587	77%	$24,287	73%	$(3,700)	(15%)

     Sales and Marketing. Sales and marketing expense for the three months ended June 30, 2009 was $11.2 million, a decrease of 14%, or $1.8 million, from the three months ended June 30, 2008. The decrease was primarily the result of a $1.3 million decrease in labor-related expenses due to decreased headcount and decreased commission expense, which was as a result of a reduction in revenue. We expect quarterly sales and marketing expense to increase slightly in absolute dollars for the remainder of fiscal 2009.
     Research and Development. Research and development expense for the three months ended June 30, 2009 was $5.0 million, a decrease of 15%, or $881,000, from the three months ended June 30, 2008. The decrease in research and development expense was primarily the result of (a) a $794,000 decrease in labor-related expenses, principally due to decreased headcount and (b) a $51,000 decrease in share-based compensation expense. Capitalized software development costs were $151,000 and $203,000 during the three months ended June 30, 2009 and 2008, respectively. We expect quarterly research and development expense to remain relatively unchanged in absolute dollars for the remainder of fiscal 2009.
     General and Administrative. General and administrative expense for the three months ended June 30, 2009 was $4.2 million, a decrease of 15%, or $745,000, from the three months ended June 30, 2008. The decrease in general and administrative expense was primarily the result of (a) a $584,000 decrease in labor-related expenses, principally due to decreased headcount, and (b) a $242,000 decrease in share-based compensation expense. We expect quarterly general and administrative expense to remain relatively unchanged in absolute dollars for the remainder of fiscal 2009.
     Restructuring Charges. In the first quarter of fiscal 2009, the Company reduced its workforce by approximately 4% and recorded a restructuring charge of $754,000 for one-time termination benefits to employees. The strategic reduction of workforce was designed to streamline the Company’s organization and improve its corporate performance. The restructuring accrual at June 30, 2009 was $159,000, and is expected to be paid by the end of fiscal 2010.
     The following is a rollforward of the restructuring accrual for the three months ended June 30, 2009:

Restructuring accrual balance at March 31, 2009	$177,000
Cash payments and foreign exchange impact	(18,000)

Restructuring accrual balance at June 30, 2009	$159,000

     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $122,000 and $392,000 for the three months ended June 30, 2009 and 2008, respectively. The reduction primarily relates to certain acquired intangible assets becoming fully amortized during fiscal 2009.

Other Income

	Three Months Ended June 30,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Interest income, net	$103	—	$321	1%	$(218)	(68)%
Other expense, net	210	1%	(91)	—	301	331

Other income (expense), net	$313	1%	$230	1%	$83	36%

     Interest income, net was $103,000 for the three months ended June 30, 2009, a $218,000 decrease from the three months ended June 30, 2008. Interest income is generated from the investment of our cash balances, less related bank fees. The decrease in interest income, net principally reflected lower invested cash balances and lower interest rates on invested cash balances.
     Other income (expense), net consisted primarily of foreign currency translation and transaction gains and losses. The change in other expense, net was primarily driven by favorable foreign currency exchange rates as compared to the corresponding period in the prior year.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Income Before		Loss Before		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(180)	38%	$280	41%	$(460)	(164)%

*	Not meaningful
     Benefit from income taxes was $180,000 or an effective tax rate of 38% for the three months ended June 30, 2009, a $460,000 change from the three months ended June 30, 2008. During the three months ended June 30, 2009, we recorded a one-time $316,000 tax benefit, which resulted from the carryback of a net operating loss as an offset to the taxable income reflected on our fiscal year 2006 tax return.
     For the three months ended June 30, 2009, our effective tax rate was lower than the federal statutory rate primarily due to the $316,000 tax benefit recorded, the mix of jurisdictional earnings, foreign withholding taxes, and adjustments to our valuation allowance recorded against deferred tax assets. For the three months ended June 30, 2008, our effective tax rate was different from the federal statutory rate primarily due to the mix of jurisdictional earnings and the tax impact of accounting for share-based compensation pursuant to the provisions of SFAS No. 123R.

Comparison of Nine Months Ended June 30, 2009 and 2008
Revenue

	Nine Months Ended June 30,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$15,024	20%	$34,907	38%	$(19,883)	(57)%
Maintenance and services:
Maintenance fees	33,511	44	32,662	35	849	3
Services	13,227	17	15,561	17	(2,334)	(15)

Total maintenance and services	46,738	61	48,223	52	(1,485)	(3)
Subscription revenue	14,448	19	9,411	10	5,037	54

Total revenue	$76,210	100%	$92,541	100%	$(16,331)	(18)%

     Total revenue for the nine months ended June 30, 2009 was $76.2 million, a decrease of 18%, or $16.3 million, from the nine months ended June 30, 2008. Total revenue decreased as a result of lower license sales relating to our product suite, partially offset by an increase in subscription revenue primarily related to the increased sales through our MSP channel and increased sales of our on-demand products.
     Total license revenue for the nine months ended June 30, 2009 was $15.0 million, a decrease of 57%, or $19.9 million from the nine months ended June 30, 2008. This decrease in license revenue was primarily attributable to lower sales of our product suite, primarily related to delays in our sales cycles and cautious buying behavior on the part of our customers. We believe that the overall global macroeconomic environment has caused customers to re-evaluate spending on purchases of information technology assets. While we continue to see demand for our products, selling cycles have nonetheless been extended and license revenue has decreased compared to the corresponding period in the prior year. Until we experience a positive change in the overall global macroeconomic environment, we anticipate sales cycles will continue to be delayed and license revenue will be lower than that of the corresponding period of the prior year.
     Maintenance fees revenue for the nine months ended June 30, 2009 was $33.5 million, an increase of 3%, or $849,000, from the nine months ended June 30, 2009. The increase primarily reflects additional maintenance fees on the sale of new licenses in fiscal 2008.
     Services revenue for the nine months ended June 30, 2009 was $13.2 million, a decrease of 15%, or $2.3 million, from the nine months ended June 30, 2008. The decrease in services revenue was primarily the result of a decline in revenue related to implementations from new license sales, offset by $1.0 million of previously deferred revenue recorded upon the termination of an arrangement with a customer, to which we have no further performance obligations.
     Total subscription revenue for the nine months ended June 30, 2009 was $14.4 million, an increase of 54%, or $5.0 million, from the nine months ended June 30, 2008. The increase in subscription revenue was primarily attributable to higher sales of our on-demand products and increased sales through our MSP channel, and includes $1.4 million of previously deferred revenue recorded upon the termination of an arrangement with a customer, to which we have no further performance obligations.

Recurring Revenue

	Nine Months Ended June 30,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Maintenance fees	$33,511	44%	$32,662	35%	$849	3%
Subscription revenue	14,448	19	9,411	10	5,037	54

Total recurring revenue	47,959	63	42,073	45	5,886	14
License	15,024	20	34,907	38	(19,883)	(57)
Services	13,227	17	15,561	17	(2,334)	(15)

Total revenue	$76,210	100%	$92,541	100%	$(16,331)	(18)%

     We generate recurring revenue from both maintenance and subscription arrangements, which are recognized ratably over the contractual term of the arrangement or agreement.
     Recurring revenue for the nine months ended June 30, 2009 was $48.0 million, an increase of 14%, or $5.9 million, from the nine months ended June 30, 2008. The increase in recurring revenue resulted from additional subscription revenue related to sales through our MSP channel and sales of our on-demand products. The increase in subscription revenue includes $1.4 million of previously deferred revenue recorded upon the termination of an arrangement with a customer, to which we have no further performance obligations. Recurring revenues as a percentage of total revenue was 63% for the nine months ended June 30, 2009 as compared to 45% for the nine months ended June 30, 2008, which is primarily the result of a change in the mix of subscription versus license revenue.
Revenue by Geography

	Nine Months Ended June 30,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
North America	$53,654	70%	$59,455	64%	$(5,801)	(10)%
International	22,556	30	33,086	36	(10,530)	(32)

Total revenue	$76,210	100%	$92,541	100%	$(16,331)	(18)%

     For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.
     Total revenue for North America for the nine months ended June 30, 2009 was $53.7 million, a decrease of 10%, or $5.8 million, from the nine months ended June 30, 2008. The decrease in total revenue for North America was primarily related to a decrease in license revenue, partially offset by an increase in subscription revenue. Total revenue for International for the nine months ended June 30, 2009 was $22.6 million, a decrease of 32%, or $10.5 million from the nine months ended June 30, 2008. The decrease in total revenue for International was primarily related to a decrease in license revenue.
Cost of Revenue

	Nine Months Ended June 30,
	2009		2008
	(Dollars in thousands)
		Gross		Gross
		Margin on		Margin on	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$1,537	90%	$2,453	93%	$(916)	(37)%
Maintenance and services	15,154	68	19,392	60	(4,238)	(22)
Subscription	3,262	77	2,019	79	1,243	62

Total cost of revenue	$19,953	74%	$23,864	74%	$(3,911)	(16)%

     Cost of license revenue for the nine months ended June 30, 2009 was $1.5 million, a decrease of 37%, or $916,000, from the nine months ended June 30, 2008. The decrease in cost of license revenue was primarily due to (a) a $161,000 decrease in labor-related costs and (b) a $84,000 decrease in royalties. Royalties paid for third-party licensed technology represented 3% of total license revenue for the nine months ended June 30, 2009. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to remain between 1% and 3% of total license revenue. Gross margin on license revenue was 90% in the nine months ended June 30, 2009 and 93% in the nine months ended June 30, 2008.

     Cost of maintenance and services for the nine months ended June 30, 2009 was $15.2 million, a decrease of 22%, or $4.2 million, from the nine months ended June 30, 2008. The decrease in cost of maintenance and services revenue was primarily due to (a) a $3.9 million decrease in labor-related costs and other direct consulting costs and (b) a $1.2 million decrease in subcontractor costs, offset by $725,000 in previously deferred expenses relating to the termination of an arrangement with a customer, to which we have no further performance obligations. The reduction in labor-related and subcontractor costs was primarily related to a decrease of implementation services in connection with new license sales. Gross margin on maintenance and services revenue was 68% in the nine months ended June 30, 2009, up from 60% for the nine months ended June 30, 2008. The increase in gross margin is primarily related to the increase in the mix of services revenue compared to maintenance revenue. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we use subcontractor services.
     Cost of subscription revenue for the nine months ended June 30, 2009 was $3.3 million, an increase of 62%, or $1.2 million, from the nine months ended June 30, 2008. The increase in cost of subscription revenue was primarily due to an increase in labor-related expenses and hosting-related activities.
Operating Expenses

	Nine Months Ended June 30,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$32,157	42%	$37,407	40%	$(5,250)	(14)%
Research and development	15,461	20	17,737	19	(2,276)	(13)
General and administrative	12,093	16	14,526	16	(2,433)	(17)
Restructuring charges (credits)	748	1	(286)	—	1,034	362
Amortization of acquired intangible assets	1,057	1	1,179	1	(122)	(10)
Goodwill impairment charge	15,266	20	—	—	15,266	100

Total operating expenses	$76,782	100%	$70,563	76%	$6,219	9%

     Sales and Marketing. Sales and marketing expense for the nine months ended June 30, 2009 was $32.2 million, a decrease of 14%, or $5.3 million, from the nine months ended June 30, 2008. The decrease was primarily a result of (a) a $5.0 million decrease in labor-related expenses due to decreased headcount and decreased commission expense, which was a result of a reduction in revenue (b) a $126,000 decrease in professional service fees and (c) a $98,000 decrease in share-based compensation expense.
     Research and Development. Research and development expense for the nine months ended June 30, 2009 was $15.5 million, a decrease of 13%, or $2.3 million, from the nine months ended June 30, 2008. The decrease in research and development was primarily a result of (a) a $2.1 million decrease in labor-related expenses, principally due to decreased headcount and an increase in capitalized software development costs and (b) a $254,000 decrease in share-based compensation expense. Capitalized software development costs were $618,000 and $237,000 during the nine months ended June 30, 2009 and 2008, respectively.
     General and Administrative. General and administrative expense for the nine months ended June 30, 2009 was $12.1 million, a decrease of 17%, or $2.4 million, from the nine months ended June 30, 2008. The decrease in general and administrative expense was primarily a result of (a) a $848,000 decrease in labor-related expenses, principally due to decreased headcount (b) a $927,000 decrease in professional services fees primarily related to fees that we incurred during the nine months ended June 30, 2008 in connection with the filing of our 2007 Annual Report on Form 10K, and (c) a $664,000 decrease in share-based compensation expense.
     Restructuring Charges. In the first quarter of fiscal 2009, the Company reduced its workforce by approximately 4% and recorded a restructuring charge of $754,000 for one-time termination benefits to employees. The strategic reduction of workforce was designed to streamline the Company’s organization and improve its corporate performance. The restructuring accrual at June 30, 2009 was $159,000, and is expected to be paid by the end of fiscal 2010.

Restructuring accrual balance at September 30, 2008	$—
Provision for severance related costs	748,000
Cash payments and foreign exchange impact	(589,000)

Restructuring accrual balance at June 30, 2009	$159,000

     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $1.1 million and $1.2 million for the nine months ended June 30, 2009 and 2008, respectively.
     Goodwill Impairment. During the nine months ended June 30, 2009, we changed the structure of our reporting units, which resulted in us having two remaining reporting units. Two previously separate reporting units were combined into one reporting unit. Given the change in reporting units as well as the decline in our market capitalization and overall operating results, we performed an interim impairment assessment of our goodwill at March 31, 2009 related to the reporting units previously existing before the structure change. As part of this assessment, we applied a weighting to the income approach and the market approach of 60% and 40%, respectively, for two of the reporting units and 90% and 10%, respectively, for the remaining reporting unit. The weightings were determined based upon the degree of comparability of companies and acquisitions in the marketplace. As a result of the goodwill impairment assessment, during the nine months ended June 30, 2009, we recorded a $15.3 million charge relating to the impairment of goodwill. Of the $15.3 million goodwill impairment charge, $5.7 million related to goodwill from the acquisition of MarketingCentral LLC and $9.6 million related to goodwill from the acquisition of Sane Solutions LLC. We also performed a subsequent impairment assessment on the newly combined reporting unit after the change in structure, which did not indicate a further impairment. We determined that our other long-lived assets, including definite-lived intangible assets, were not impaired.
     Other Income

	Nine Months Ended June 30,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Interest income, net	$503	1	$1,164	1	$(661)	(57)%
Other income (expense), net	(1,390)	(2)	(171)	—	(1,219)	(713)

Other Income	$(887)	(1)%	$993	1%	$(1,880)	(189)%

     Interest income, net was $503,000 for the nine months ended June 30, 2009, a $661,000 decrease from the nine months ended June 30, 2008. Interest income is generated from the investment of our cash balances, less related bank fees. The decrease in interest income, net principally reflected lower invested cash balances and lower interest rates on invested cash balances.
     Other expense, net consisted primarily of foreign currency translation and transaction gains and losses. The change in other expense, net was primarily driven by unfavorable foreign currency exchange rates as compared to the corresponding period in the prior year.
Benefit from Income Taxes

	Nine Months Ended June 30,
	2009		2008
			(As Restated)
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Loss Before		Loss Before		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
Benefit from income taxes	$(891)	4%	$(603)	68%	$(288)	(48)%
     Benefit from income taxes was $891,000, or an effective tax rate of 4%, for the nine months ended June 30, 2009, a 288,000 change from the nine months ended June 30, 2008. During the nine months ended June 30, 2009, we recorded a $15.3 million goodwill impairment charge, resulting in the recording of a deferred tax asset for future deductible temporary differences. Because of the uncertainty of realizing the future benefit of this deferred tax asset, we recorded a full valuation allowance against the net deferred tax asset created by the goodwill impairment charge. Concurrently, we recorded a $1.3 million tax benefit, which resulted from the full reversal of the existing deferred tax liability we had previously recorded for temporary differences related to the goodwill impaired. During the nine months ended June 30, 2009, we recorded a one-time $316,000 tax benefit, which resulted from the carryback of a net operating loss as an offset to the taxable income reflected on our fiscal year 2006 tax return.
     Offsetting the tax benefits recorded during the nine months ended June 30, 2009, was a provision relating to profitable operations in foreign tax jurisdictions and foreign withholding taxes. For the nine months ended June 30, 2009, our effective tax rate was lower than the federal statutory rate primarily due to the tax benefits recorded and secondarily due to the mix of jurisdictional earnings, foreign withholding taxes, and adjustments to our valuation allowance recorded against deferred tax assets. For the nine months ended June 30, 2008, our effective tax rate was different from the federal statutory rate primarily due to the mix of jurisdictional earnings and the tax impact of accounting for share-based compensation pursuant to the provisions of SFAS No. 123R.
Liquidity and Capital Resources
     Historically, we have financed our operations and met our capital requirements primarily through funds generated from operations and sales of our capital stock. As of June 30, 2009, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $48.4 million and a short-term investments balance of $362,000. As of June 30, 2009, we had no outstanding debt.
     Our cash and cash equivalents at June 30, 2009 were held for working capital purposes and were invested primarily in overnight investments, money market funds and commercial paper with maturities of less than ninety days. Our investments at June 30, 2009 consisted primarily of commercial paper, corporate bonds and government agency securities. We do not enter into investments for trading or speculative purposes. Restricted cash of $350,000 at June 30, 2009 was held in certificates of deposit as collateral for letters of credit related to the lease agreement for our corporate headquarters in Waltham, Massachusetts, our sales office in France and for our payroll credit facility in Australia. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At June 30, 2009, we were in compliance with this internal policy.
     Net cash provided by operating activities was $2.9 million in the nine months ended June 30, 2009, compared to net cash provided by operating activities of $8.7 million in the nine months ended June 30, 2008. Net income (loss) adjusted for non-cash expenses (including depreciation, amortization of acquired intangible assets and capitalized software development costs, share-based compensation, goodwill impairment, foreign currency translation loss and deferred tax benefits) decreased to income of $1.5 million in the nine months ended June 30, 2009 from income of $7.4 million in the nine months ended June 30, 2008, a decrease of $5.9 million. Decreases in accounts receivable as well as in prepaid expenses and other current assets increased our cash during the nine months ended June 30, 2009. These increases in operating cash flow, in the nine months ended June 30, 2009, were offset by reductions of cash from changes in accounts payable and accrued expenses.
     Investing activities provided $12.0 million and $11.5 million of cash in the nine months ended June 30, 2009 and 2008, respectively. In the nine months ended June 30, 2009, $1.6 million of cash was used for purchases of property and equipment, which primarily related to purchases of computer equipment and software to support increased investment in our on-demand offerings. In the nine months ended June 30, 2008, purchases of property and equipment consumed $2.0 million.
     Our financing activities consumed cash of $1.9 million in the nine months ended June 30, 2009 and provided $342,000 of cash in the nine months ended June 30, 2008. In the nine months ended June 30, 2009 and 2008, $308,000 and $802,000, respectively, was used to pay withholding taxes related to restricted stock units, and $1.9 million and $0, respectively, was used to purchase shares of common stock under the Company’s share repurchase program.
Contractual Obligations and Requirements
     Our significant lease obligations relate to our corporate headquarters in Waltham, Massachusetts as well as our facility in the United Kingdom. Upon expiration of current headquarters operating leases in 2010, we expect to renew the existing lease, or contract for new leased facilities, at prevailing rates. Our contractual commitments as of June 30, 2009 are not materially different from the amounts disclosed as of September 30, 2008 in our fiscal 2008 Annual Report on Form 10-K.
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
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, or SFAS 141R, and other U.S generally accepted accounting principles, or GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the effect that the adoption of FSP 142-3 will have on its results of operations and financial condition.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS No. 165 for the three months ended June 30, 2009. The adoption of these provisions did not have a material effect on our financial statements or related disclosures.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
     Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. We enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise primarily from our foreign currency-denominated receivables. There are certain non-U.S. Dollar denominated receivables where we have not entered into a foreign currency forward contract to mitigate the foreign currency exposure, which may create foreign currency exchange risks for us. Revenue denominated in currencies other than the U.S. dollar represented 33% and 31% of total revenue in the nine months ended June 30, 2009 and 2008, respectively.
     As of June 30, 2009, we had $6.0 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of June 30, 2009, the fair value of our receivables denominated in currencies other than the U.S. dollar would have fluctuated by $603,000. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense). Exchange rate fluctuations on long-term intercompany accounts, which are invested indefinitely without repayment terms, are recorded in accumulated other comprehensive income (loss) in stockholders’ equity.
Interest Rate Risk
     At June 30, 2009, we had unrestricted cash and cash equivalents of $48.4 million and short-term investments of $362,000. These amounts were invested primarily in money market funds and corporate bonds, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short-term interest rates and determined that, due to the size and duration of our investment portfolio, a 100-basis-point change in interest rates at June 30, 2009 would result in an increase or decrease of approximately $487,000 of annual investment income.
Credit Risk
     Our exposure to credit risk consists principally of accounts receivable and purchased customer receivables. We maintain reserves for potential credit losses which, on a historical basis, have been limited due to our ongoing credit review procedures and the general creditworthiness of our customer base. No customers accounted for greater than 10% of our accounts receivable balance at June 30, 2009 and September 30, 2008.
Item 4. Controls and Procedures
Effectiveness of Disclosure Controls and Procedures
     An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures were not effective as of June 30, 2009 because of the material weakness cited below.
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of June 30, 2009, we did not maintain effective controls to ensure the completeness and accuracy of deferred maintenance and subscription revenue, including the determination and reporting of deferred maintenance and subscription revenue balances as well as the recognition of maintenance and subscription revenue. Specifically, we did not:
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
     Additionally, this control deficiency could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement of our interim or annual consolidated financial statements and disclosures that would not be prevented or detected. Accordingly, as of June 30, 2009, our management has determined that this control deficiency constitutes a material weakness.
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
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under the
Period	Purchased (1)	Per Share	Program	Program
December 18, 2008 - January 31, 2009	73,000	4.29	73,000	4,686,000
February 1, 2009 - February 28, 2009	48,000	4.62	48,000	4,467,000
March 1, 2009 - March 31, 2009	82,000	4.57	82,000	4,094,000
April 1, 2009 - April 30, 2009	75,000	4.77	75,000	3,736,000
May 1, 2009 - May 31, 2009	93,000	4.66	93,000	3,301,000
June 1, 2009 - June 30, 2009	45,000	4.62	45,000	3,092,000

Total	416,000	4.59	416,000	3,092,000

(1)	The Share Repurchase Program was announced on December 1, 2008 and allows for the repurchase of up to $5 million of common stock through December 1, 2009.
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

UNICA CORPORATION
Date: August 10, 2009	/s/ Yuchun Lee
Yuchun Lee
Chief Executive Officer, President and Chairman

Date: August 10, 2009	/s/ Kevin P. Shone
Kevin P. Shone
Senior Vice President and Chief Financial Officer [Principal Financial and Accounting Officer]