Form 10-K
period 2009-09-30
UNICA CORP
filed 2009-12-10
CIK 1138804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2009 was approximately $48,442,000 based on the last reported sale price of the common stock on The Nasdaq Global Market on March 31, 2009.

The number of shares of the registrant’s common stock outstanding as of December 1, 2009 was 20,855,000.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended September 30, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exceptions of the portions of the Proxy Statement expressly incorporated by reference herein, such document shall not be deemed filed with this Annual Report on Form 10-K.

UNICA CORPORATION
ANNUAL REPORT ON
FORM 10-K
FOR FISCAL YEAR ENDED SEPTEMBER 30, 2009

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

Overview

Unica Corporation was incorporated in Massachusetts in December 1992 and reincorporated in Delaware in June 2003. We are a leading provider of software and services used to automate marketing processes. Focused exclusively on the needs of marketers, Unica’s software streamlines the marketing process for relationship marketing, online marketing, and marketing operations — from analysis and planning, to budgeting, online and offline execution and measurement. Offering one of the most comprehensive Enterprise Marketing Management, or EMM, suites on the market, Unica’s software delivers a marketing “system of record” — a dedicated solution through which marketers capture, record and easily manage marketing activity, information and assets, rapidly design online and offline campaigns, analyze web usage data, and report on performance. Our solutions are designed to benefit our customers by increasing their revenue and profitability, improving their visibility to marketing activity, and strengthening their marketing investment accountability.

Our software products can be licensed on a perpetual or subscription basis, and can be deployed either at the customer’s location (on premise deployment model) or managed as a remotely hosted solution by our Marketing Services Provider partners, or MSPs, or by Unica (using on-demand versions of our software). Our software uses an open, scalable and flexible product architecture with built-in data access functionality, which facilitates rapid implementation and deployment in any deployment model.

Our worldwide, customer installed base consists of over 1,000 organizations in a wide range of industries, including financial services, insurance, retail, telecommunications, and travel and hospitality. Our customers include four of the top five global telecommunications companies, 12 of the top 20 retailers in North America, all top 10 retail banks in the U.S., seven of the top 10 U.S. travel and hospitality companies, four of the top five global automobile companies, eight of the top 10 global life sciences companies, five of the top 10 global insurance companies, as well as numerous large and medium-sized companies across other industries. We offer our software primarily through our direct sales force, as well as through alliances with partners, including MSPs, resellers, distributors and systems integrators. We also provide a full range of services to our customers, including implementation, training, consulting, and maintenance and technical support. In addition to reselling and deploying our products, MSPs and systems integrators also offer a range of marketing program design, support, and execution services on an on-demand or outsourced basis.

Available Information

Our website address is www.unica.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or SEC. Our reports filed with the SEC are also available at the SEC’s website at www.sec.gov. Our Code of Business Conduct and Ethics, and any amendments to our Code of Business Conduct and Ethics, are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Industry Background

Despite the significant investments in media advertising, promotions, direct marketing activities, Internet advertising and other marketing services, most businesses have not fully automated their marketing functions or developed capabilities to measure and continually improve results. Other business functions, such as sales, manufacturing, logistics and finance, have implemented comprehensive software applications to automate workflow, business processes, information management and measurement. Marketing organizations, however, typically continue to rely on a combination of manual processes, internally developed software programs, and desktop office productivity software such as graphics packages, word processing and spreadsheets to conduct marketing activities, which limits their ability to effectively manage, track and measure results or improve productivity.

Changing Market Dynamics

Powerful trends are reshaping businesses, driving the need for more robust software applications that can meet the changing needs of marketing organizations:

Growth of online channels increases marketing complexity.  The proliferation of media — particularly the rapid growth in Internet usage, the number of radio, cable and satellite television channels, text messaging, user-generated content, and blogs — has changed the concept of “mass media” and is requiring marketers to understand, use and measure a broader and more complex marketing mix to reach consumers. The consumer purchasing process itself has also become cross-channel, as consumers increasingly research decisions on the Internet but then purchase in-store and vice-versa. Forrester Research, Inc. estimates that almost $400 billion of store sales — or 16% of total retail sales — are directly influenced by the Internet as consumers research products online and purchase them offline. This figure is expected to grow at a compound annual growth rate of 17% over the next five years, resulting in more than $1 trillion of store sales by 2012. In response to this growth, Forrester’s recent “US Interactive Marketing Forecast 2009 To 2014” projects that marketers will increase their spending in interactive channels (e.g. email, search, online video, etc.) by a compound growth rate of 17% from 2009 to 2014. We believe marketers must use technology to understand buyers’ online and offline behavior and productively market to them across channels.

At the same time, demographic changes are leading businesses to develop separate products and services to target distinct groups of consumers, rather than simply developing a single product or service to be marketed broadly to a large, but not necessarily homogeneous, audience. Businesses now must implement more frequent and diversified marketing programs, often targeted to the individual consumer, with the ability for offers to be varied based on real-time data from the Internet, call center and other interactive channels.

Growth in consumer power.  The balance of power in the marketplace has been shifting from businesses to consumers. Consumers today exercise unprecedented control over the marketing and buying process through the use of new technologies, such as Internet ad blockers, digital video recorders, email filters, Really Simple Syndication, or RSS, feeds and consumer-generated online content and reviews. With today’s technology, consumers can quickly research pricing, read peer and expert reviews and take advantage of unlimited choices in product options, as well as determine how, when, and what marketing they receive. Moreover, recent privacy regulations, such as national and local “do not call” registries and anti-spam legislation, permit consumers to opt out of specific marketing channels and restrict businesses from using personal information for specified marketing purposes. This power-shift requires marketers to be more adept at understanding individual consumer preferences and needs, and puts increasing pressure on marketers to adopt technology to automatically gather and analyze this data, and deliver targeted marketing communications.

Proliferation of consumer data.  Businesses have access to increasingly large quantities of consumer data that can be used to enhance the effectiveness of marketing operations. Information about consumer preferences, attributes and buying patterns is more readily available as a result of:

•	the automation of sales force and call center operations using customer relationship management, or CRM, applications and back-office operations using enterprise resource planning, or ERP, systems;

•	the increased use of the Internet and other media channels that enhance the two-way flow of information between businesses and consumers; and

•	the improved availability of consumer data aggregated by credit agencies and other vendors.

Marketing organizations are now able to capture these growing volumes of consumer data because of significant technological advances, including improvements in computing power, network bandwidth and storage. Organizations that use this information to better understand and serve customers can derive significant competitive advantage.

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

To respond to these fundamental trends, marketing organizations must capture more customer information, deliver more precise and relevant communications, and measure and justify the effectiveness of their marketing activities in generating revenue. We believe marketers cannot effectively meet these demands using manual processes, internally developed software programs and desktop productivity software.

Enterprise Marketing Management

Enterprise Marketing Management, or EMM, solutions help businesses manage the complexities and processes of marketing and achieve customer-relevancy, all while driving revenue growth, cost efficiencies, and accountability. With EMM solutions, marketers can manage the end-to-end process of marketing, from analysis to planning, creative production management, online and offline execution and measurement.

In response to changing market dynamics and the availability of comprehensive marketing software suites, such as ours, marketing executives are increasingly acknowledging a need for EMM. According to Forrester Research, a significant and growing majority of marketers — 83% — agree that they need a more comprehensive and integrated application suite in order to increase their effectiveness.

Based on this growing need for EMM software, a sizable market opportunity has developed for providers who can offer a comprehensive EMM solution. Forrester forecasted that the worldwide market for enterprise marketing platforms, including software license and maintenance revenues, will grow from approximately $2.4 billion in 2009 to approximately $5.5 billion in 2013.

Our Enterprise Marketing Management Solutions

We believe our EMM suite is the most comprehensive solution available on the market today. With capabilities that are both broad and deep, our suite meets the needs of marketers in mid-sized to large enterprises in nearly any industry, from business-to-consumer to business-to-business markets. Our suite provides capabilities to improve all facets of marketing that help marketing become more interactive: capable of engaging each customer and prospect in a cross-channel dialog that builds upon their past and current behavior. Unica’s enterprise marketing management suite helps marketers meet this challenge across four crucial areas: customer awareness, centralized decisioning, cross-channel execution, and integrated marketing operations.

Customer Awareness

Marketers need to be aware of what their customers are saying, through past purchase experience behavior, as well as other interactions like website behavior. Our solutions enable marketers to have customer awareness by offering the following capabilities:

Customer analytics that give marketers visual analysis of customer behavior, preferences, and opportunities; and permit them to select customer groups for easy inclusion in targeted marketing initiatives, moving quickly from questions to insight to action — without programming or technical support.

Web analytics, beginning with self-service analytics that allow marketers to improve marketing effectiveness by rapidly testing and enhancing campaigns and web sites; and then also providing a rich “lather” of behavioral data to uncover individual customers’ unspoken intentions, so marketing can converse with these customers more effectively.

Predictive analytics designed for marketing specialists, not statisticians: easy tools for segmenting markets; predicting response, cross-sell and lifetime value; and determining exactly who to target with which offers.

Event detection that can monitor each customer’s transactional behavior patterns, and set off triggers when meaningful changes occur that suggest a company can take advantage of an opportunity if immediate action is taken.

Centralized Decisioning

Unica solutions allow marketers to “think before they speak” to their customer, and speak based on a complete memory of previous interactions with the customer to date. This approach is essential in order to engage customers in an effective dialogue. To make this happen, Unica’s solution incorporates:

Segmentation capabilities that enable marketers to group customers by like characteristics or behavior, in order to communicate with them in the most appropriate way.

Offer management to choose which personalized message each customer should receive, depending on conditions. Offer management draws on a central offer repository that permits offers to be leveraged across all channels, ensures that they are presented consistently, and tracks and measures their success over time.

Real-time targeting, combining the ability to perform segmentation dynamically during live customer interactions while taking into account their moment-by-moment behavior; and learning algorithms and arbitration rules for optimizing customer messages in real-time channels.

Interaction history that creates a two-way memory of every marketing message delivered as well as the customer’s reaction to that message.

Contact optimization designed to help manage marketing communications over time against business objectives and resource constraints.

Cross-channel Execution

Our solutions allow marketers to communicate through any outbound or inbound channel with equal ease and manage conversations that continue through as many interactions as necessary to help customers reach their goals. Unica’s capabilities that support effective cross-channel execution include:

Outbound fulfillment to support list creation for delivering mail-ready files to letter shops and fulfillment houses, high-volume email execution, and smooth integration with third-party vendors for fulfilling to any outbound channel.

Inbound integration to capture real-time contextual information from customer touchpoints — like Web sites, inbound customer service interactions, kiosks, and even face-to-face point-of-sale — and create offers to be presented immediately during a current interactive session.

Distributed marketing to provide campaign execution capabilities to store or branch managers and their colleagues in field marketing, which enables them to take advantage of their relationship with the customer, all within the framework and rules set by the central marketing organization.

Lead management to capture, score, and rapidly route leads and responses to marketing contacts.

Integrated Marketing Operations

Unica’s solutions simplify marketing collaboration and cross-channel planning, design, execution, and measurement. It achieves these goals by supporting a spectrum of marketing functions and capabilities through one unified interface, and integrating with other tools our customers may already own. Unica’s solution enables marketing organizations to effectively manage:

Plans and budgets in order to provide universal visibility, top-down budget allocations, and full tracking of forecasts and expenses.

People and process, including a master marketing calendar to track programs and maximize their visibility; as well as tools for assessing resource availability, assigning jobs and tasks, driving project schedules, managing reviews, and improving collaboration.

Data and assets through tools that capture re-usable information, manage project and campaign data, and provide secure access to all creative assets.

Measurement and performance with easy-to-use reports and full-fledged dashboards for interactive monitoring and drill-down investigation.

Our Strategy

Unica’s mission is to “Power the Success of Every Marketing Organization.” Our objective is to be the leading global provider of EMM technology. To achieve this goal, we are pursuing the following strategies:

Maintain product leadership in the marketing domain.  We intend to build upon our product and technology leadership by continuing to invest in research and development to expand our EMM offerings and increase the functionality of our current offerings. In spite of the growing awareness of and need for complete and integrated EMM solutions, the purchasing of marketing solutions remains fragmented within many large corporations, with the online marketing group acting independently from the direct marketing or marketing communications teams. Unica expects to maintain market leadership through our solutions designed to meet the needs of specific marketing challenges and teams, such as online marketing, while attempting to lead the market to the converged EMM solution that we believe is currently emerging. Thus, we intend to continue to deepen capabilities within our offerings, such as interactive marketing, while continuing to expand the breadth of our capabilities to meet the needs of more organizations.

Lead in the emerging interactive marketing market.  As noted above, old marketing channels have faded, new online channels have arisen, and all channels are becoming more personal and addressable. Meanwhile, customers have gained immense power and they are leveraging it to the fullest.

Unica has developed a single solution to address these interactive marketing trends: Unica Interactive Marketing. This solution reflects our experience supporting the marketing function in more than 1,000 organizations on six continents. While many companies offer software that supports fragments of interactive marketing (e.g., in a single channel only), we believe we have the solution and experience required to truly make interactive marketing a reality.

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

Expand customer relationships.  Our strong customer relationships and broad spectrum of offerings afford us an opportunity to continually deepen and expand our existing customer relationships. Expansion typically occurs in three ways: licensing additional capacity as our customers grow their marketing teams and as they expand automation throughout their organizations; the sale of new modules such as web analytics, lead management or real-time recommendation capabilities; and penetration into subsidiaries and business divisions within large enterprises.

Penetrate new markets and market segments.  The market for EMM solutions is in its early stages. According to Gartner, Inc.’s “Hype Cycle for CRM Marketing Applications, 2009,” dated June 30, 2009, only one to five percent of the target market has currently adopted EMM. We intend to continue to penetrate deeper into existing verticals, reach into new industries and vertical markets and expand geographically through investments in direct sales and partners.

Leverage strategic alliances.  We have developed strategic relationships with MSPs and systems integrators around the world in order to increase distribution of our products, supplement and extend our EMM offerings, and enhance market awareness of our company and offerings. We will continue to leverage our sales and service resources by expanding our relationships with our existing MSPs and systems integrators. We will selectively seek alliance opportunities with additional MSPs, systems integrators, and distributors particularly in countries outside the United States, to complement or expand our business by offering configuration and integration support, data management, and strategic marketing services. We will leverage our global Partner Program to cost effectively recruit and enable new partners supporting all Unica product lines.

Selectively pursue strategic acquisitions.  To complement and accelerate our internal growth, we intend to pursue the acquisition of businesses, technologies and products that will complement our existing operations. For example, the acquisition of Marketic by Unica France in May 2003 has provided us with additional customers and a base of operations in Europe. Our acquisitions of MarketSoft Software Corporation and Sane Solutions, LLC in 2006 enabled us to introduce new capabilities for event-based marketing, lead management and web analytics, enhancing capabilities for our customers to track and analyze cross-channel customer behavior and deliver more targeted and precise communications to their consumers through nearly any channel, including sales and partner channels. Finally, our acquisition of MarketingCentral, L.L.C. in July 2007 has provided us with a leading on-demand marketing resource management solution.

Our Product Lines

Our software offerings provide marketing organizations with a comprehensive set of integrated modules that enable marketers to manage the end-to-end process of marketing, from analysis to planning, production management, execution and measurement. Through this functionality, our suite of offerings can help businesses increase their revenues and improve the efficiency and measurability of their marketing operations.

We offer a range of deployment options including fully hosted, multi-tenant software on-demand, partner hosted and managed, and customer hosted and managed on their premises. We can host all or part of a solution in our facility allowing customers to reduce IT costs and free up resources to focus on core business activities, while gaining the reliability, security, and scalability they require. In addition, we offer consultative services to our on-demand customers, such as best practices for website and online marketing measurement, report development, and marketing process development.

Unica offers its solutions in two product lines:

•	Unica Enterprise is the industry-leading software that marketers at larger and more complex organizations rely on to increase revenue and improve the efficiency and measurability of their marketing. Unica Enterprise is deployed either on the customer’s premises or is hosted by one of Unica’s MSP partners.

•	Unica OnDemand offers the features and benefits marketers have come to expect from Unica’s industry-leading enterprise software in a secure hosted environment. Unica OnDemand is a “software as a service” offering that is quick to deploy, cost effective, and easy to use.

Unica Enterprise

Our Enterprise software offerings consist of seven top-level modules: Unica Campaign, Unica Marketing Operations, Unica Detect, Unica Leads, Unica NetInsight, Unica CustomerInsight, and Unica PredictiveInsight. The modular design of our offerings provides our customers with flexibility to deploy all of our offerings at once or to implement our software products individually or incrementally. By deploying multiple modules, a business can, for example, coordinate and measure all of its direct marketing operations, act upon analytically generated insights, and prepare consolidated reports that facilitate the evaluation and dissemination of marketing program results. Moreover, we have designed our modules to be integrated with each other. In addition, through our open and flexible product architecture, we enable data integration with existing third-party enterprise applications as well as migration from previous EMM implementations. As a result, our software allows marketing objects, such as customer segment definitions, digital assets, offers, customer treatment strategies and other marketing content, to be created once and then shared throughout a business, thereby increasing productivity, re-use, and consistency across multiple channels, and creating the marketing system of record. The consistent user interface across all of the modules reduces training costs and speeds user adoption.

Unica Campaign allows marketing organizations to easily create, test and execute customer interaction strategies across outbound and inbound touch points using a common graphical user interface. Marketers can quickly create powerful marketing campaign logic using graphical flowcharts. Reusable campaign templates can be adapted to deliver personalized acquisition, retention, cross-selling and other treatment strategies through outbound channels such as direct mail, email, telemarketing and the web. Marketers can use Unica Campaign to test customer interaction strategies by iteratively changing customer selection criteria, promotional offer materials or personalized digital marketing appearances, and then evaluate the effectiveness of each strategy before executing a program. We also offer several optional modules to extend Unica Campaign’s capabilities to include electronic messaging of personalized email and mobile text messages, real-time marketing analysis of recent interactions and historical patterns, optimization analysis and a centralized repository of marketing campaigns.

Unica Marketing Operations provides marketing operations and resource management capabilities that help marketers define, coordinate, monitor, control and measure marketing program activities. Unica Marketing Operations provides visibility into all marketing initiatives, thereby enabling businesses to improve their consistent use of best practices and execution, decision-making, management and overall productivity for those initiatives. We also offer three optional modules within Unica Marketing Operations that provide the ability to centrally store marketing plans, track and analyze results of marketing plans, create, review, approve and store digital files and manage marketing budgets and expenses.

Unica Detect uses patented event-detection technology to efficiently monitor high volumes of transactional data to identify significant changes in behavior over time that signal a need to interact with a customer for sales or service opportunities. Unica Detect is able to identify changes specific to each customer such as unusually high deposits in a bank account, significant decreases in purchases at a retailer, or changes in calling patterns that might indicate customer attrition for a mobile phone operator. Customers can develop their own rules or use the over 150 pre-packaged events and alerts offered with the software. Once detected, other modules within our Unica Enterprise suite, such as Unica Campaign or Unica Leads can act on the events and marketing opportunities identified by Unica Detect.

Unica Leads enables marketers to better manage the qualification, enrichment, distribution and maturation of leads between marketing activities and multiple sales channels such as telesales, channel partners, and field sales for higher closure rates and greater revenue. Unica Leads helps automate the analysis, prioritization and distribution of leads based on easily defined business rules that can incorporate sophisticated analytics, regional overlays, product group hierarchies and channel partners. These leads can be managed within the Unica Enterprise suite’s own interface or routed to existing contact management software or sales force automation systems. In addition, the application provides the capability to report on lead status and results so that managers can take action to improve closure rates, and marketers can gain a more comprehensive view of which programs drive the most valuable leads. In addition, we offer optional modules of Unica Leads that provide the ability to manage and track lead referrals across lines of business and a contact management capability.

Unica NetInsight collects, analyzes and reports on website activity. It offers an open relational database backend with a fully extensible data schema, easy-to-configure custom dashboards and reports. Using Unica NetInsight, marketers can analyze whether their company websites and Internet marketing are meeting the needs of their customers and driving the behaviors desired. For example, marketers can uncover ways to increase purchase or lead conversion, encourage customer self-service, or improve performance of paid search-engine marketing. With Unica’s open architecture, web data is integrated with offline purchase and customer activity to increase the ability to measure cross-channel effectiveness, such as the influence of the web on in-store purchases.

Unica CustomerInsight provides powerful analytics for marketing performance management and cross-channel customer analysis through an easy-to-use, visually intuitive interface designed specifically for marketers. It allows marketers to select and focus on the data most relevant to them with flexible, visual exploration, unlimited drilling and seamless integration to Unica Campaign to analyze, understand and fully leverage the cross-channel buying experience and the performance of their marketing efforts.

Unica PredictiveInsight enables marketing organizations to automate the creation of accurate predictive models to determine customer response propensities, recognize customers at risk of attrition, identify significant customer behaviors, analyze customer attributes and preferences, discover cross-selling opportunities, and forecast customer value. Accurate models can be developed and deployed quickly to target likely responders to a particular marketing offer. The results of Unica PredictiveInsight, such as model scoring, can be integrated into ongoing marketing operations using Unica Campaign and Unica Optimize.

Unica OnDemand

Our on-demand offerings consist of Unica Interactive Marketing OnDemand, Unica NetInsight OnDemand, and Unica Marketing Operations OnDemand. The on-demand offerings allow customers to take advantage of Unica’s marketing technology without incurring IT infrastructure costs or occupying valuable IT resources.

Unica Interactive Marketing OnDemand combines analytics, email, and web personalization in one intuitive, on-demand application, Unica Interactive Marketing OnDemand brings together all the data visitors are providing through web behavior, responses to marketing, and offline activities — and incorporates that insight directly into easy-to-use targeting and HTML authoring features. The solution enables marketers to carry out all aspects of email and site personalization programs themselves.

Unica NetInsight OnDemand collects, analyzes and reports on website activity. It offers an open relational database backend with a fully extensible data schema, and easy-to-configure custom dashboards and reports. Using Unica NetInsight, marketers can analyze whether their company websites and Internet marketing are meeting the needs of their customers and driving the behaviors desired. For example, marketers can uncover ways to increase purchase or lead conversion, encourage customer self-service, or improve performance of paid search-engine marketing. With Unica’s open architecture, web data is integrated with offline purchase and customer activity to increase the ability to measure cross-channel effectiveness, such as the influence of the web on in-store purchases.

Unica MarketingOperations OnDemand is an on-demand marketing resource management, or MRM, solution, providing capabilities that help marketers define, coordinate, monitor, control and measure marketing program activities. Unica Marketing Operations OnDemand has more straight-forward configuration options than a more complex MRM solution, allowing customers to set up the software in a more timely manner.

Services

We provide a full range of services to our customers through two principal services groups:

Professional Services.  Our professional services group provides implementation, training and consulting services to our customers, MSPs, systems integrators and other alliance partners. Implementation services include the installation of our software, identification and sourcing of legacy data, configuration of rules necessary to generate marketing campaigns, distribute leads and manage marketing processes, creation of reports, and other general services for our software. We offer customers, MSPs and systems integrators a full range of training and education services, including classroom, on-site and web-based training. We also offer a variety of consulting services to existing customers (such as process design and best practice services) to help them use their licensed software more broadly and efficiently.

Maintenance and Technical Support.  We provide maintenance on a centralized basis from our headquarters in Waltham, Massachusetts. We provide technical support on a centralized basis from our headquarters in the United States and on a regional basis from centers in the United Kingdom, France and India. We currently offer two levels of maintenance, standard and premium, both of which generally are sold for a term of one year. With both of these maintenance levels, customers are provided with online access to our customer support database, technical support and software updates and upgrades. With premium maintenance, customers are provided additional services such as emergency service response and periodic on-site utilization reviews.

Customers

We have a worldwide installed base of over 1,000 companies and thousands of users in a broad range of industries. A significant number of these companies sublicense our products from MSPs, as described under “Alliances — Marketing Service Providers” below. See Note 13 to our consolidated financial statements for geographic data regarding our revenue from customers located outside of the United States.

We target our sales and marketing efforts to a wide variety of industries, focusing on marketing executives and the Information Technology, or IT, staff that support them. We have focused our sales efforts to date principally on the financial services, insurance, retail, telecommunications and travel and hospitality industries as these industries include significant numbers of businesses with large numbers of customers and prospects.

No single customer accounted for 10% or more of our total revenue in fiscal 2009, 2008 or 2007.

Sales and Marketing

We sell and market our software primarily through our direct sales force and in conjunction with MSPs, systems integrators and distributors. In addition to our headquarters in Waltham, Massachusetts, we have sales offices in several U.S. cities. Outside the United States, our primary sales offices are in France, the United Kingdom, Singapore and Australia.

Sales.  Our direct sales force, which consists of account executives, subject matter experts, technical pre-sales engineers, inside sales account development representatives, alliance partner managers and sales management, is responsible for the worldwide sale of our products to businesses across multiple industries and is organized into named account, geographic, product and channel focus.

Marketing.  Our marketing activities consist of a variety of programs designed to generate sales leads and build awareness of our company and our offerings. These activities include traditional product marketing functions, such as production of both hard copy and digital product and company promotional material, gathering of customer and partner input for new product features, and creation of solution demonstrations. We build awareness of our company and generate sales leads through online marketing, such as blogs, search engine marketing and display ads; trade shows; seminars; direct mail; customer and partner events; and limited print advertising.

Alliances

We enter into alliances with MSPs, systems integrators and distributors to acquire new customers and to provide existing customers with a full spectrum of implementation services and training support, customer data management, and marketing program design and support. An MSP or systems integrator participated in selling or deploying our software in a significant number of our perpetual and subscription license agreements in fiscal 2009. Our alliance strategy enables us to become part of a total marketing solution for businesses and provides the potential, through referrals and co-marketing opportunities, to expand our contacts with prospects in new and existing markets. We will seek alliance opportunities with additional MSPs, systems integrators and distributors, particularly in additional countries outside the United States, that can complement or expand our business by offering configuration and integration support, data management and strategic marketing services.

Marketing Service Providers.  MSPs offer a range of data services, marketing program design, support, and execution services on an on-demand or outsourced basis. We selectively establish and maintain relationships with MSPs to resell and deploy our products. Current significant MSPs include Acxiom, Epsilon and Harte Hanks as well as other MSPs in North America, EMEA and Asia Pacific. We enter into subscription arrangements with MSPs and the MSPs then enter into sublicenses of those offerings with their own clients.

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

Distributors.  We have relationships with select distributors outside of the United States. In addition to representing us in their local markets and selling our solutions, our distributors also typically offer systems integration and consulting services, and may also serve as an MSP in their local markets. We currently use distributors in Latin America, Japan, India and Israel.

Technology

Our product design philosophy is to deliver products that scale to meet the information processing volumes and computational complexity of sophisticated global marketers, while providing marketing process flexibility and software usability to meet the needs of marketing organizations across a range of industries, company sizes and marketing skill sets. Key elements of our technology include:

•	Software Architecture. Our products have been developed using a logical multi-tier Internet architecture consisting of presentation, application logic and data management layers. Our products are highly scalable, enabling expansion at each tier, support of large databases and a large number of users.

•	Powerful Data Access. Our Universal Dynamic Interconnect, or UDI, technology enables our offerings to access and adapt easily to multiple existing marketing data sources, such as data warehouses and files, without requiring data replication or imposing proprietary data structures. UDI uses software wizards to guide the data mapping and access configuration to enable data-level integration without programming. UDI allows marketing organizations to dynamically access and manipulate all available levels of marketing data within campaigns for more accurate targeting and on-the-fly data aggregation and computations.

•	Advanced Analytics and Optimization. Our offerings provide a broad range of integrated analytics, including analytical processing, data visualization, automated data mining and optimization algorithms. We have developed a number of analytic capabilities that enable rapid performance of sophisticated analytic processes to improve the productivity of marketers and the efficiency of marketing programs.

•	Interoperability. Our software applications are based on the Java 2 Enterprise Edition, or J2EE, development framework. Our software applications can be integrated with other standards-compliant applications, including .NET-based applications using standards-based Application Programming Interfaces, or API’s. The Java platform is deployable and readily supported on most software and hardware platforms.

•	Enterprise and OnDemand. Our technologies are designed to be deployed on the customer’s premises (Unica Enterprise) and to be provided as software as a service (Unica OnDemand).

•	Technology Relationships. We have formed relationships with vendors of software and hardware technologies to help ensure that our products are compatible with industry standards and to take advantage of current and emerging technologies. In particular, we maintain relationships, and support operating systems for platforms from companies such as Hewlett-Packard, IBM, Microsoft, Netezza, Oracle and Sun Microsystems.

These companies may provide us with early releases of new products and, in some cases, access to technical resources to facilitate compatibility with their products.

Research and Development

Our research and development organization is responsible for designing, developing, enhancing and supporting our software products, performing product testing and quality assurance activities, and ensuring the compatibility of our products with third-party hardware and software products. Our research and development organization is divided into teams consisting of development engineers, product managers, quality assurance engineers, technical writers and technical support staff. We employ advanced software development tools including automated testing, performance monitoring, source code control and defect tracking systems.

Our research and development expense totaled $19.9 million in fiscal 2009, $23.0 million in fiscal 2008, and $22.0 million in fiscal 2007.

Competition

The market for EMM software, which has emerged only in recent years, is intensely competitive, evolving rapidly and highly fragmented. We believe the following factors are the principal methods of competition in the EMM market:

•	marketing focus and domain expertise;

•	product functionality, performance and reliability;

•	breadth and depth of product offerings;

•	ability to offer integrated solutions, especially for Internet and traditional marketing;

•	services organization and post-sale support;

•	total cost of ownership;

•	large and referenceable customer base;

•	time to market;

•	product architecture, scalability and flexible deployment options; and

•	price.

We believe our products compete with the following:

•	Internally developed solutions based on horizontal workflow applications and desktop software;

•	CRM and other enterprise application vendors such as Siebel, a division of Oracle;

•	Infrastructure software, including data warehousing and business intelligence tools, from providers such as SAS and Teradata;

•	EMM software products from a number of privately-held vendors such as Aprimo and Eloqua;

•	Web analytics and Internet marketing products from Adobe (which recently acquired Omniture), Coremetrics and WebTrends.

We believe we effectively compete against these solutions in a number of ways, including: our market focus and domain expertise, which make our solutions better suited to marketers’ needs, our open-architecture and flexible deployment options, which facilitate more rapid deployment and lower cost of ownership, the breadth and depth of our solutions, which solve more marketing challenges and which facilitate successful cross-channel marketing, and the analytic capabilities of our solutions, which we believe help marketers deliver more effective marketing and achieve higher return on investment.

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

As of September 30, 2009, we had five issued U.S. patents and had 13 pending U.S. patent applications. We file applications for patents on certain inventions in the United States, and in each case consider whether filing for protection in selected foreign jurisdictions is appropriate. We evaluate ideas and inventions for patent protection with a team of engineers, product managers and internal counsel, in consultation with our outside patent counsel. These issued patents and pending patent applications relate to various systems and methods, including offer management, lead management, data mining, modeling, and optimization. The issued patents we own will expire in 2018 or later. We anticipate filing more patent applications in the ordinary conduct of our business.

“Unica” is a registered trademark in the United States, the European Union, Australia, India, Japan, Norway, South Korea and Singapore. The “Unica & Design” (Unica with the crescent) mark is registered in the United States, Australia, Japan, Norway, Singapore, South Korea and Switzerland. Unica is also seeking trademark registration of its new “Unica & Design” (the conversational “U”) domestically and internationally. We also hold trademarks and service marks identifying certain product and service offerings. We seek to protect our source code for our software, documentation and other written materials under trade secret and other relevant laws. We also pursue foreign copyrights, trademarks and service marks where applicable and necessary. Although we typically consider whether filing for patent protection in foreign jurisdictions is appropriate, we are not currently seeking patent protection in any foreign countries, except for one patent filing in Canada.

We have incorporated third-party licensed technology into our current product offerings. Royalties paid for this third-party licensed technology represented 4% of total revenue in fiscal 2009, and 2% in both fiscal 2008 and 2007, and we expect this percentage to remain relatively constant for the foreseeable future.

Employees

On August 12, 2009, our Board of Directors approved a restructuring plan to improve efficiencies, reduce costs, streamline operations, and better allocate resources. The restructuring plan involved various measures, including the transfer and consolidation of certain ongoing research and development activities previously undertaken in our Waltham, Massachusetts office to our office in Pune, India where certain research and development activities have already been successfully undertaken in the past. We expect to expand our workforce in our Pune, India office as part of the restructuring, and we will also continue to perform research and development activities out of our Waltham, Massachusetts office.

As a result of the restructuring, we reduced our workforce by approximately 13% in the fourth quarter of fiscal 2009, with approximately half of the reduction related to the transfer of research and development activities to our Pune, India office. The workforce reduction was substantially completed as of September 30, 2009.

As of September 30, 2009, we had a total of 440 employees, consisting of 120 employees in sales and marketing, 172 employees in research and development, 91 employees in services groups, and 57 employees in general and administrative functions. A total of 164 of those employees were located outside of the United States.

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

The current unfavorable macro-economic conditions could negatively impact the results of operations of our current and prospective customers, which in turn could negatively impact the spending by our current and prospective customers on our software and services. Given that we have numerous customers in certain of the industries most impacted by the current unfavorable economic conditions, including financial services and retail, this could have an adverse effect on our business, financial condition and results of operations. If the economic climate in the U.S. or abroad does not improve from its current condition or continues to deteriorate, our customers or prospective customers could reduce or delay their purchases of our products, which would adversely impact our revenues and our profitability.

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

Because of quarterly fluctuations, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful. Moreover, our operating results may not meet our announced guidance, if any, or expectations of equity research analysts or investors, in which case the price of our common stock could decrease significantly.

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

Large license transactions from time to time account for a substantial amount of our license revenue in a fiscal quarter. If a potential customer does not enter into a large transaction that we anticipate in a certain quarter, or if we are unable to recognize license revenue from that transaction in the quarter, our revenue may decline or fail to grow at the rate expected and we may incur operating losses in that quarter. Moreover, a significant portion of each quarter’s license revenue historically has come from transactions agreed upon in the final month of the quarter. Therefore, even a short delay in the consummation of an agreement may cause our revenue to fall below our announced guidance, if any, or expectations of equity research analysts or investors for a quarter.

If we fail to develop or acquire new software products or enhance existing products, we will not be able to achieve our anticipated level of growth.

We must introduce new software products and enhance existing products in order to meet our business plan, keep pace with technological developments, satisfy increasing customer requirements, increase awareness of EMM software generally and of our company and products in particular, and maintain our competitive position. Any new products we develop may not be introduced in a timely manner and may not achieve market acceptance sufficient to generate significant revenue. Furthermore, we expect other companies to develop and market new products that will compete with, and may reduce the demand for, our products. We may not be successful in developing or otherwise acquiring, marketing and licensing new products or product updates and upgrades that meet changing industry standards and customer demands, and we may experience difficulties that could delay or prevent the successful development, marketing and licensing of these products. If we are unable to develop or acquire new products successfully, to enhance our existing products, or to position or price our products to meet market demand, we may not be able to achieve our anticipated level of growth and our revenue and other operating results would be adversely affected.

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

A substantial majority of our perpetual license revenue is derived from our Unica Campaign software, and a decline in sales of licenses of this software could materially adversely affect our operating results.

Sales of licenses of our Unica Campaign software have historically accounted for a substantial portion of our license revenues. We expect to continue to derive a substantial portion of our license revenue for the foreseeable future from current and future versions of our Unica Campaign software, and our operating results will depend significantly upon the level of demand for this software. Demand for our Unica Campaign software may decline due to a number of factors, including increased market penetration by our competitors’ products or slower growth in the EMM market than we anticipate. If demand for our Unica Campaign software decreases significantly, our operating results will be adversely affected and we may incur operating losses.

Significant defects or disruptions in our Unica OnDemand service could diminish demand and subject us to liability.

Because our Unica OnDemand service is relatively new and rapidly expanding, our on-demand service may have errors or defects that users identify after they begin using it that could result in unanticipated downtime for our subscribers and harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our existing service may be detected in the future. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

Interruptions or delays in service from our third-party data center hosting facilities could impair the delivery of our Unica OnDemand service and harm our business.

We currently serve our Unica OnDemand customers from third-party data center hosting facilities located in the United States and Europe. Any damage to, or failure of, our systems generally could result in interruptions in our service. As we continue to add capacity in our existing and future data centers, we may move or transfer data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

If our security measures are breached and unauthorized access is obtained to a customer’s data or our data, our Unica OnDemand service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Our on-demand service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and, as a result, someone obtains unauthorized access to our data or our customers’ data, our reputation could be damaged, our business may suffer and we could incur significant liability. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or our customers’ data, which could result in significant legal and financial exposure and a loss of confidence in the security of our service that would harm our future business prospects. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

If we fail to protect our proprietary rights and intellectual property adequately, our business and prospects may be harmed.

Our success depends in large part on our proprietary technology. We rely on a combination of patents, trademarks, copyrights, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our software products and services. These protections may not be adequate to prevent our competitors from copying or reverse-engineering our products, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. As of September 30, 2009, we had five issued U.S. patents and 13 pending U.S. patent applications. We may, however, be unable to obtain additional patent protection in the future. In addition, any current or future patents issued to us may not provide us with any competitive advantages, or may be challenged by third parties. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Accordingly, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Furthermore, we cannot be sure that steps we take to protect our proprietary rights will prevent misappropriation of our intellectual property.

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

We have incorporated third-party licensed technology into our current product offerings. Royalties paid for this third-party licensed technology have historically ranged from 1% to 4% of license revenue and we expect this percentage to remain relatively constant for the foreseeable future. If these technology providers were no longer to allow us to use these technologies for any reason, we may be required to:

•	identify, license and integrate equivalent technology from another source;

•	rewrite the technology ourselves; or

•	rewrite portions of our software to accommodate the change or no longer use the technology.

Any one of these outcomes could delay further sales or the implementation of our products, impair the functionality of our products, delay new product introductions, result in our substituting inferior or more costly technologies into our products, or injure our reputation. In addition, we may be required to license additional third-party technology to develop and market new products, and we cannot provide assurance that we could license additional third-party technology on commercially reasonable terms or at all. Because of the relative immateriality of the additional third-party licensed technology that we incorporate into our current product offerings, as well as the availability of alternative equivalent technology, we do not expect that our inability to license this technology in the future would have a material adverse affect on our business or operating results. Our inability to license this technology could adversely affect our ability to compete.

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

Competition could seriously impede our ability to sell additional software products and related services on terms favorable to us. Businesses may continue to enhance their internally developed solutions, rather than investing in commercial software such as ours. Our current and potential commercial competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive. In addition, if these competitors develop products with similar or superior functionality to our products, we may need to decrease the prices for our products in order to remain competitive. If we are unable to maintain our current product, services and maintenance pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected. We may not be able to compete successfully against current or future competitors and competitive pressures may materially adversely affect our business, financial condition and operating results.

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

We may not be able to maintain our strategic alliance relationships or attract sufficient additional MSPs and systems integrators that have the ability to market, sell, implement or support our products effectively, particularly in additional countries outside the United States. If we are unable to leverage our sales resources through our strategic alliance relationships with MSPs, we may need to hire and train additional qualified sales personnel. Similarly, if we cannot leverage our services resources through our strategic alliance relationships with systems integrators, we may incur additional costs associated with providing services. We may not be able to hire additional qualified sales or service personnel in these circumstances, and our failure to do so may restrict our ability to generate revenue or implement our products on a timely basis. Even if we are successful in hiring additional qualified sales or service personnel, we will incur additional costs and our operating results, including our gross margins, may be adversely affected.

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

Our primary international sales offices are in France, the United Kingdom, Singapore and Australia. Revenue from customers located outside of North America accounted for $29.7 million, or 30% of total revenue in fiscal 2009, $44.1 million, or 36% of total revenue in fiscal 2008 and $27.3 million, or 27% of total revenue in fiscal 2007. Our international operations are subject to a number of risks and potential costs, including:

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Certain factors have in the past and may in the future cause us to defer recognition for license and subscription fees beyond delivery. For example, the inclusion in our software arrangements of customer acceptance testing, specified upgrades or other material non-standard terms could require the deferral of license revenue beyond delivery. Because of these factors and other specific requirements under accounting principles generally accepted in the United States for software revenue recognition, we must have very precise terms in our software arrangements in order to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we may accept terms and conditions that do not permit revenue recognition at the time of delivery.

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

Our business continues to grow rapidly in complexity which may affect our ability to effectively comply with new and existing regulations affecting our business.

We anticipate that we will continue to grow in complexity. We recognize that the regulatory environment affecting our business, particularly regulations relating to accounting standards and principles and regulations relating to the Sarbanes-Oxley Act compliance related to our internal controls, continues to become more complex and burdensome. We may not be able to scale our business infrastructure in a way that will allow us to comply with such regulations or comply with such regulations in a timely manner and, in particular, there is a risk that we will not be able to effectively remedy material internal control weaknesses or may have new material control weaknesses in the future. Material control weaknesses or our inability to be compliant with regulations may have a direct negative effect on our long and short term stock performance and may require us to devote significant resources in response to compliance or remedial measures.

Goodwill and other intangible assets represent a significant portion of our assets, and any impairment of goodwill or other acquired intangible assets would adversely impact our net income.

At September 30, 2009, we had goodwill of $10.9 million and other acquired intangible assets of approximately $4.5 million, net of accumulated amortization. Our goodwill is subject to an annual impairment test, and both goodwill and other intangible assets are also tested whenever events and circumstances indicate that they may be impaired. Such events or conditions could include an economic downturn in our customers’ industries, increased competition, or other information regarding our market value, such as a reduction in our stock price to a price at, near or below our book value for a period of time, which could indicate a triggering event and a possible impairment of goodwill. Any excess goodwill resulting from the impairment test must be written off in the period of determination. During the quarter ended March 31, 2009, given a change in our reporting units as well as the decline in the Company’s market capitalization and overall operating results, we performed an interim impairment assessment of our goodwill. As a result of the goodwill impairment assessment, during the three months ended March 31, 2009, we recorded a $15.3 million charge relating to the impairment of goodwill.

During the quarter ended September 30, 2009, we performed our annual impairment assessment of our goodwill. We determined that our goodwill was not further impaired based on this test. We will continue to incur non-cash charges relating to the amortization of our intangible assets other than goodwill, over the remaining useful lives of such assets. Future determinations of significant write-offs of goodwill or intangible assets resulting from an impairment test or any accelerated amortization of intangible assets could have a significant impact on our net income and affect our ability to achieve profitability. Although we do not believe that any impairment of goodwill or other intangible assets exists at this time, in the event that such a condition or event occurs, we may record charges which could have a material adverse effect on our results of operations.

Our inability to sustain our historical maintenance renewal rates and pricing would adversely affect our operating results.

We generate maintenance fees revenue from sales of maintenance associated with licensed software. We generally sell maintenance on an annual basis. In each of the last three fiscal years, customers have renewed maintenance arrangements at a renewal rate of greater than 85%. We may not succeed in sustaining this rate of maintenance renewals. Moreover, we are facing competitive and other pressures to reduce the pricing of our maintenance arrangements. If we fail to sustain our historical level of maintenance renewals or our historical pricing, our maintenance fees revenue and total revenue would decrease and our operating results would be adversely affected.

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

Defects and errors in our software products could result in an increase in service and warranty costs or claims for substantial damages against us. Our license agreements with our customers typically contain provisions designed to limit our liability for defects and errors in our products and damages relating to such defects and errors, but these provisions may not be enforced by a court or otherwise effectively protect us from legal claims. Our liability insurance may not be adequate to cover all of the costs resulting from these legal claims. Moreover, our current liability insurance coverage may not continue to be available on acceptable terms or the insurer may deny coverage as to any future claim. The successful assertion against us of one or more large claims that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business and operating results. Furthermore, even if we succeed in the litigation, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

We intend to increase the amount of revenue that we derive from subscription arrangements, which may cause our quarterly revenue and other operating results to fail to meet expectations.

We generate recurring revenue from agreements to license our offerings on a subscription basis, both directly and through MSPs that provide outsourcing and on-demand solutions. Our subscription arrangements typically have a license or service period of one year, although the contractual term may range from three to 36 months. We intend to seek to increase the percentage of our total revenue derived under the subscription model in order to diversify our revenue stream and generally provide us with greater revenue predictability over the long term. Since revenue from a subscription arrangement is generally recognized ratably over the contractual term of the arrangement rather than upon product delivery, a greater shift than anticipated from perpetual license agreements towards subscription arrangements will result in our recognizing less revenue in the initial quarters of the contractual term. Similarly, a decline in new or renewed subscription arrangements in any one quarter will not necessarily be fully reflected in the revenue for that quarter and may negatively affect our revenue in future quarters. Differences in the mix of our perpetual license revenue and our subscription fees revenue could cause our operating results for a quarter to vary from our announced guidance, if any, or expectations of equity research analysts or investors, which could result in volatility in the price of our common stock.

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

In the future other third parties may assert that our technology violates their intellectual property rights or we may be the subject of a material intellectual property dispute. EMM software developers may become increasingly subject to infringement claims as the number of commercially available EMM software products increases and the functionality of these products further overlaps.

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

We intend to continue to pursue the acquisition of businesses, technologies and products that will complement our existing operations. On December 20, 2005, we acquired certain assets of MarketSoft Software Corporation and on March 22, 2006, we acquired Sane Solutions, LLC. Most recently, on July 12, 2007, we acquired MarketingCentral L.L.C. as described in Note 3 to our consolidated financial statements. These acquisitions or any acquisition we make in the future may not provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:

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

We anticipate that our executive officers and directors and entities affiliated with them will, in the aggregate, continue to beneficially own a substantial portion of our outstanding common stock in the near term. In particular, Yuchun Lee, our co-founder, chief executive officer, president and chairman, beneficially owned approximately 21% of our outstanding common stock as of September 30, 2009. Our executive officers, directors and affiliated entities, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock.

Our corporate documents and Delaware law make a takeover of our company more difficult, which may prevent certain changes in control and limit the market price of our common stock.

Our charter and by-laws and Section 203 of the Delaware General Corporation Law contain provisions that might enable our management to resist a takeover of our company. These provisions might discourage, delay or prevent a change in the control of our company or a change in our management. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Some provisions in our charter and by-laws may deter third parties from acquiring us, which may limit the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our operations are conducted in leased facilities. We lease approximately 73,000 square feet of office space in Waltham, Massachusetts pursuant to a lease agreement that expires in April 2015. This facility serves as our corporate headquarters. Personnel located at this facility include members of our senior management team, software research and development team, consulting personnel, technical support personnel, product marketing and management personnel, sales personnel, and finance and administration personnel.

We also lease office space in Paris, France; Pune, India; Egham, England; Singapore; Brussels, Belgium; Amsterdam, Netherlands; Munich, Germany; Madrid, Spain; Melbourne, Australia and Seoul, Korea. Our aggregate rent expense was $4.0 million in fiscal 2009. For more information about our lease commitments, see Note 7 to our consolidated financial statements, Commitments and Contingencies.

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

No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 2009.

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

Stock Market Information

Our common stock is listed on The Nasdaq Global Market under the trading symbol UNCA. The following table sets forth the high and low sales prices of our common stock, as reported by The Nasdaq Global Market, for each quarterly period within our two most recent fiscal years:

	High	Low

Fiscal 2008
First quarter	$13.01	$8.37
Second quarter	$9.58	$6.15
Third quarter	$8.69	$6.20
Fourth quarter	$9.35	$7.31
Fiscal 2009
First quarter	$8.29	$3.20
Second quarter	$6.05	$3.94
Third quarter	$5.62	$4.38
Fourth quarter	$8.18	$5.06

The closing sale price of our common stock, as reported by The Nasdaq Global Market, was $6.88 on December 1, 2009.

Holders

As of December 1, 2009 there were approximately 99 stockholders of record of our common stock based on the records of our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is included under the caption “Equity Compensation Plan Information” in our Proxy Statement related to the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later that 120 days after the end of our fiscal year and is incorporated herein by reference.

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

The following graph compares the cumulative total return to stockholders of our common stock for the period from August 3, 2005, the date of our initial public offering, to September 30, 2009, to the cumulative total return of the Nasdaq Stock Market (U.S.) Index and the Nasdaq Computer & Data Processing Index for the same period. This graph assumes the investment of $100.00 on August 3, 2005 in our common stock, the Nasdaq Stock Market (U.S.) Index and the Nasdaq Computer & Data Processing Index and assumes any dividends are reinvested.

COMPARATIVE STOCK PERFORMANCE
Among Unica Corporation
The Nasdaq Stock Market (U.S.) Index and
The Nasdaq Computer & Data Processing Index

	August 3,	September 30,	September 30,	September 30,	September 30,	September 30,
	2005	2005	2006	2007	2008	2009
Unica Corporation	$100.00	$93.77	$87.96	$95.90	$66.95	$65.07
Nasdaq Stock Market (U.S.) Index	$100.00	$97.06	$101.88	$121.86	$94.36	$95.74
Nasdaq Computer & Data Processing Index	$100.00	$96.63	$100.39	$123.04	$91.98	$105.33

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below as of September 30, 2009, 2008 and 2007 and for the years ended September 30, 2009, 2008 and 2007 are derived from our financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and included elsewhere in this Annual Report. The selected consolidated financial data as of September 30, 2006 and 2005 and for the years ended September 30, 2006 and 2005 are derived from our audited financial statements not included in this Annual Report.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue:
License	$18,823	$42,877	$38,970	$35,023	$26,198
Maintenance and services	61,787	64,511	54,318	40,876	32,697
Subscription	20,008	13,743	8,955	6,512	4,653

Total revenue	100,618	121,131	102,243	82,411	63,548
Costs of revenue:
License	1,932	3,118	2,782	1,924	854
Maintenance and services	19,390	25,461	18,958	13,854	10,554
Subscription	4,671	2,862	692	429	228

Total cost of revenue	25,993	31,441	22,432	16,207	11,636

Gross profit	74,625	89,690	79,811	66,204	51,912
Operating expenses:
Sales and marketing	41,773	49,747	41,068	33,446	26,802
Research and development	19,886	22,971	22,034	17,085	11,466
General and administrative	16,018	19,078	16,362	11,549	6,927
Restructuring charges (credits)	3,000	(286)	1,244	255	—
Goodwill impairment charge	15,266
In-process research and development	—	—	—	4,037	—
Amortization of acquired intangible assets	1,180	1,573	1,572	1,109	460

Total operating expenses	97,123	93,083	82,280	67,481	45,655

Income (loss) from operations	(22,498)	(3,393)	(2,469)	(1,277)	6,257
Interest income, net	586	1,448	2,056	2,047	660
Other income (expense), net	(1,371)	(383)	108	(57)	(67)

Income (loss) before income taxes	(23,283)	(2,328)	(305)	713	6,850
Provision for (benefit from) income taxes	(1,509)	7,411	(801)	37	2,329

Net income (loss)	$(21,774)	$(9,739)	$496	$676	$4,521

Net income (loss) per common share:
Basic	$(1.05)	$(0.48)	$0.02	$0.04	$(0.03)

Diluted	$(1.05)	$(0.48)	$0.02	$0.03	$(0.03)

Shares used in computing net income (loss) per common share:
Basic	20,766	20,443	19,857	19,267	11,342

Diluted	20,766	20,443	20,782	20,235	11,342

On October 1, 2005, the Company adopted a new accounting standard relating to share-based compensation, which requires us to recognize expense related to the fair value of share-based compensation awards. We elected to use the modified prospective transition method and therefore have not restated our financial results for prior periods.

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

In the preceding table, cost of revenue and operating expenses include share-based compensation expense as follows:

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(In thousands)

Share-Based Compensation Expense:
Cost of maintenance and services revenue	$1,024	$898	$590	$273	$94
Sales and marketing expense	2,338	2,389	1,706	776	171
Research and development expense	1,020	1,294	1,151	678	68
General and administrative expense	1,463	2,144	2,073	1,291	120

Total share-based compensation expense	$5,845	$6,725	$5,520	$3,018	$453

	As of September 30,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$50,314	$35,799	$18,493	$30,501	$43,754
Short-term investments	—	11,482	19,614	9,537	16,172
Working capital	22,078	21,304	20,455	23,923	45,298
Total assets	93,881	116,909	121,348	104,647	81,604
Total deferred revenue	36,319	37,102	38,632	33,886	24,634
Total stockholders’ equity	42,813	60,006	62,919	54,607	46,373

On October 1, 2007, the Company adopted a new accounting standard, which requires the Company to accrue an estimated liability for sabbatical leave over the requisite service period. Prior to October 1, 2007, the Company recorded a liability for sabbatical leave upon an employee vesting in the benefit, which occurred when an employee went on leave after completing a six-year service period. The cumulative effect of adopting this accounting standard was recorded to retained earnings (accumulated deficit).

On October 1, 2007 the Company adopted a new accounting standard which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This accounting standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no cumulative effect upon adoption of this accounting standard.

The consolidated financial position and results of operations data reflect our acquisitions of MarketingCentral on July 12, 2007 for $12.9 million in cash and assumed liabilities; Sane Solutions on March 22, 2006 for $27.0 million in cash and assumed liabilities, and $1.8 million in shares of the Company’s common stock; and MarketSoft on December 20, 2005 for $7.9 million in cash and assumed liabilities. Results of operations for the acquired businesses have been included in the consolidated statements of operations since their acquisition dates.

During the three months ended March 31, 2009, Company performed an interim impairment assessment of its goodwill at March 31, 2009, and recorded a $15.3 million charge relating to the impairment of goodwill.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in “Risk Factors” in Item 1A on this Annual Report on Form 10-K. Readers should not place undue reliance on our forward-looking statements, and we assume no obligation and do not intend to update any forward-looking statements.

Our fiscal year ends on September 30. References to fiscal 2009, 2008 or 2007, for example, refer to the fiscal year ended September 30, unless otherwise indicated.

Overview

Unica Corporation is a global provider of enterprise marketing management, or EMM — software designed to help businesses increase their revenues and improve the efficiency and measurability of their marketing operations. Focused exclusively on the needs of marketers, Unica’s software delivers key capabilities to track and analyze online and offline customer behavior, generate demand and manage marketing process, resources and assets. Our software streamlines the entire marketing process for relationship, brand and Internet marketing — from analysis and planning, to budgeting, production management, execution and measurement. As the most comprehensive EMM suite on the market, our suite delivers a marketing “system of record” — a dedicated solution through which marketers capture, record and easily manage marketing activity, information and assets, rapidly design campaigns, and report on performance.

We sell and market our software primarily through our direct sales force as well as through alliances with MSPs, resellers, distributors and systems integrators. In addition to reselling and deploying our products, MSPs offer a range of marketing program design, support, and execution services on an on-demand or outsourced basis. We also provide a full range of services to our customers, including implementation, training, consulting, maintenance and technical support, and customer success programs. We have sales offices across the United States, including at our headquarters in Waltham, Massachusetts. Our primary sales offices outside of the United States are in France, the United Kingdom, Singapore and Australia. In addition, we have a research and development office in India. We have a worldwide installed base of over 1,000 companies in a wide range of industries. Our current customers operate principally in the financial services, retail, telecommunications, and travel and hospitality industries.

Management evaluates our financial condition and operating results based on many factors, including license revenue, subscription revenue, maintenance revenue, service revenue, costs of revenue, operating expenses, income from operations, cash flow from operations, total cash and cash equivalents and total liabilities. Management reviews these factors on an ongoing basis and measures them quarterly. As noted below in the Results of Operations, our license revenue has decreased significantly from fiscal 2008 to fiscal 2009 due to, we believe, longer sales cycles, delayed decision making and lack of commitment to large capital expenditures by our customers as a result of the macro-economic environment. Conversely, our subscription revenue has grown, with one of the contributing factors being the lower upfront operating expense needed for a subscription license as compared to the higher upfront perpetual license capital expenditure. We expect to have diminished visibility into future license revenue and expect subscription revenue to be an attractive licensing model to our customers during this difficult economic environment.

Sources of Revenue

We derive revenue from software licenses, maintenance, services and subscriptions. License revenue is derived from the sale of software licenses for our product offerings under perpetual software arrangements that typically include: (a) an end-user license fee paid for the use of our products in perpetuity; (b) an annual maintenance arrangement that provides for software updates and upgrades and technical support; and (c) a services work order for implementation, training, consulting and reimbursable expenses. Subscription revenue is derived from arrangements for our on demand offerings and term licenses. On demand arrangements typically include: (a) a subscription fee for hosted services and technical support and (b) optional professional services for consulting, training and other services. Term license arrangements typically include: (a) a subscription fee for bundled software and support for a fixed period and (b) a services work order for implementation, training, consulting and reimbursable expenses.

License Revenue

Perpetual Licenses.  Licenses to use our software products in perpetuity generally are priced based on (a) either a customer’s database size (including number of database records) or a platform fee and (b) a specified number of users. With respect to our Unica NetInsight product, licenses are generally priced based on the volume of traffic and complexity of a website. We recognize perpetual license revenue at the time of product delivery, provided all other revenue recognition criteria have been met. When we license our software on a perpetual basis through an MSP or systems integrator, we recognize revenue upon delivery of the licensed software to the MSP or systems integrator only if (a) the customer of the MSP or systems integrator is identified in a written arrangement between the MSP or systems integrator and us and (b) all other revenue recognition criteria have been met.

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

Services.  We sell implementation services and training on a time-and-materials basis and generally recognize revenue when the services are performed; however, in certain circumstances these services may be priced on a fixed-fee basis and recognized as revenue using the proportional performance method. For services and subscription fees combined into a single unit of accounting where both are recognized ratably over the expected economic life of an arrangement, we report the services portion of these revenues separately based on vendor-specific objective evidence, or VSOE, of fair value for those services. Services revenue also includes billable travel, lodging and other out-of-pocket expenses incurred as part of delivering services to our customers.

Subscription Revenue

We also market our software under subscription arrangements, typically as an on demand offering or as a term license. The software in a term license arrangement is either installed on the end-user customer’s premises or it is hosted by an MSP. Under a subscription agreement, we typically invoice the customer in annual or quarterly installments in advance. When fair value of the subscription element in an arrangement cannot be established, revenue is recognized ratably over the expected customer relationship period commencing on the date at which all services under related work orders are completed.

Cost of Revenue

Cost of license revenue for perpetual license agreements consists primarily of (a) salaries, other labor related costs and share-based compensation related to documentation personnel, (b) facilities and other related overhead, (c) third-party royalties for licensed technology incorporated into our current product offerings, (d) amortization of acquired developed technology and (e) amortization of capitalized software development costs.

Cost of maintenance and services revenue consists primarily of (a) salaries, other labor related costs, share-based compensation, facilities and other overhead related to professional services and technical support personnel, (b) expenses for services provided by subcontractors for professional services and related out-of-pocket expenses, and (c) amortization of internal-use software costs.

Cost of subscription revenue includes an allocation of labor related and overhead costs associated with technical support, documentation and professional services personnel as well as costs associated with hosting-related activities.

Operating Expenses

Sales and Marketing.  Sales and marketing expense consists primarily of (a) salaries, other labor-related costs and share-based compensation related to sales and marketing personnel, (b) commissions and bonuses, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows and advertising, and (e) facilities and other related overhead. The total amount of commissions earned for a perpetual license, subscription or maintenance arrangement are recorded as expense when revenue recognition for that arrangement commences.

Research and Development.  Research and development expense consists primarily of (a) salaries, other labor related costs and share-based compensation related to employees working on the development of new products, enhancement of existing products, quality assurance and testing and (b) facilities and other related overhead. During the years ended September 30, 2009, 2008 and 2007, we capitalized $818,000, $477,000 and $136,000 respectively, related to software development costs incurred.

General and Administrative.  General and administrative expense consists primarily of (a) salaries, other labor related costs and share-based compensation related to personnel performing general and administrative activities, (b) accounting, legal and other professional fees, and (c) facilities and other related overhead.

Restructuring Charges.  Restructuring expense in fiscal 2007 reflects the restructuring, initiated in the fourth quarter of fiscal 2006, of certain of our operations in France to realign our resources in that region. These costs include salaries, severance and legal fees. In the first quarter of fiscal 2009, the Company reduced its workforce by approximately 4% and recorded a restructuring charge of $711,000 for one-time termination benefits to employees. The strategic reduction of workforce was designed to streamline the Company’s organization and improve its corporate performance. In the fourth quarter of fiscal 2009, the Company approved a plan to implement a strategic reduction of its workforce designed to streamline its organization and improve its corporate operating performance. In connection with this plan, in the fourth quarter of fiscal 2009, the Company reduced its workforce by approximately 13% and recorded a restructuring charge of $2.3 million for one-time termination benefits to employees.

Amortization of Acquired Intangible Assets.  Cost of revenue includes the amortization of developed core technology acquired in our recent acquisitions. Operating expenses include the amortization of acquired customer contracts and related customer relationships as well as the amortization of trade names.

Share-Based Compensation.  We account for share-based compensation awards by estimating the fair value of such employee awards and recording the related expense in the consolidated financial statements. We selected the Black-Scholes option-pricing model as the most appropriate fair-value model for our awards and recognize compensation cost on a straight-line basis over the requisite service period of the awards.

Acquisitions

On July 12, 2007, we acquired by merger MarketingCentral, L.L.C. (“MarketingCentral”), a provider of web-based marketing management solutions. The merger consideration consisted of $12.5 million in cash, as well as transaction costs and the assumption of liabilities of MarketingCentral. The acquisition was accounted for as a purchase transaction and our operating results therefore include the results of MarketingCentral beginning on the acquisition date.

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

Revenue Recognition

We sell our software products and services together in a multiple-element arrangement under perpetual and subscription agreements. We use the residual method to recognize revenues from perpetual license arrangements that include one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements based on VSOE is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements. Each license arrangement requires that we analyze the individual elements in the transaction and determine the fair value of each undelivered element, which typically includes maintenance and services. We allocate revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately.

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

Revenue for implementation services of our software products that are not deemed essential to the functionality of the software products is recognized separately from license and subscription revenue. Generally these services are priced on a time-and-materials basis and recognized as revenue when services are performed; however, in certain circumstances these services may be priced on a fixed-fee basis and recognized as revenue under the proportional performance method. In cases where VSOE of fair value does not exist for the undelivered elements in a software license arrangement, services revenue is deferred and recognized over the period of performance of the final undelivered element. The Company also defers the direct and incremental costs of providing the services and amortizes those costs over the period revenue is recognized.

If we were to determine that services are essential to the functionality of software in an arrangement, the license or subscription and services revenue from the arrangement would be recognized pursuant to the accounting for performance of construction-type contracts and certain production-type contracts. In such cases, we expect that we would be able to make reasonably dependable estimates relative to the extent of progress toward completion by comparing the total hours incurred to the estimated total hours for the arrangement and, accordingly, we would apply the percentage-of-completion method. If we were unable to make reasonably dependable estimates of progress towards completion, then we would use the completed-contract method, under which revenue is recognized only upon completion of the services. If total cost estimates exceed the anticipated revenue, then the estimated loss on the arrangement is recorded at the inception of the arrangement or at the time the loss becomes apparent.

We generally enter into subscription arrangements for term licenses that include, on a bundled basis, (a) the right to use our software for a specified period of time, (b) updates and upgrades to our software on a when and if available basis, and (c) technical support. In subscription arrangements for term licenses, where services are not deemed essential to the functionality of the software products, and fair value has not been established for the subscription element, revenue for both the subscription and services is recognized ratably over the longer of the term of the arrangement or the expected customer relationship period, once the only remaining undelivered element to the arrangement is post-contract customer support.

Subscription arrangements for on demand services generally include: (a) a subscription fee for hosted services and technical support and (b) optional professional services for consulting, training and other services. Revenue related to subscription fees for on demand services is recognized ratably over the expected customer relationship period commencing at the point when the end-user is provided access to the underlying software. Revenue related to professional services is recognized ratably over the expected customer relationship period commencing at the point when such services are delivered, provided that the end-user is given access to the underlying software.

For all of our software arrangements, we do not recognize revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and we deem collection to be probable. In making these judgments, we evaluate these criteria as follows:

•	Evidence of an arrangement. For the majority of our arrangements, we consider a non-cancelable agreement signed by us and the customer to be persuasive evidence of an arrangement. In transactions below a certain dollar threshold involving the sale of our UnicaNetInsight product, we consider a purchase order signed by the customer to be persuasive evidence of an arrangement.

•	Delivery. We consider delivery to have occurred when a CD or other medium containing the licensed software is provided to a common carrier or, in the case of electronic delivery, the customer is given electronic access to the licensed software. Our typical end-user license agreement does not include customer acceptance provisions.

•	Fixed or determinable fee. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our normal payment terms. If the fee is subject to refund or adjustment, we recognize the revenue when the refund or adjustment right lapses. If the payments are due beyond our normal terms, we recognize the revenue as amounts become due and payable or as cash is collected.

•	Collection is deemed probable. Customers are evaluated for creditworthiness through our credit review process at the inception of the arrangement. Collection is deemed probable if, based upon our evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we cannot conclude that collection is probable, we defer the revenue and recognize the revenue upon cash collection.

When we license our software through an MSP or systems integrator, we begin to recognize revenue upon delivery of the licensed software to the MSP or systems integrator only if (a) the customer of the MSP or systems integrator is identified in a written arrangement between us and the MSP or systems integrator and (b) all other revenue recognition criteria have been met.

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

Share-Based Compensation

The fair value of each option to purchase common stock is estimated on the date of grant using the Black-Scholes pricing model, which requires us to make assumptions as to volatility, risk-free interest rate, expected term of the awards, and expected forfeiture rate. The computation of expected volatility is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The estimated risk-free interest rate is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The computation of expected option term is based on an average of the vesting term and the maximum contractual life of the Company’s stock options. Computation of expected forfeitures is based on historical forfeiture rates of the Company’s stock options.

For options to purchase common stock and other share-based compensation awards, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. In addition, certain tax effects of share-based compensation are reported as a financing activity rather than an operating activity in the statement of cash flows.

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of net assets associated with various acquisitions and is not subject to amortization. We allocated a portion of each purchase price to intangible assets, including customer contracts and related customer relationships, developed technology, trade names and acquired licenses that are being amortized over their estimated useful lives of one to 14 years. We also allocated a portion of each purchase price to tangible assets and assessed the liabilities to be recorded as part of the purchase price. The estimates we made in allocating each purchase price to tangible and intangible assets, and in assessing liabilities recorded as part of the purchase, involved the application of judgment and the use of estimates, which could significantly affect our operating results and financial position.

We review the carrying value of goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, significant underperformance relative to historical or projected future operating results, an economic downturn in customers’ industries, increased competition, a significant reduction in the Company’s stock price for a sustained period or a reduction of our market capitalization relative to net book value. We evaluate impairment by comparing the estimated fair value of each reporting unit to its carrying value. We estimate fair value using the income approach as well as the market approach. The income approach is based upon discounted cash flows estimated by management for each reporting unit, while the market approach uses trading and transaction multiples, for companies considered comparable to Unica, to estimate fair value. Actual results may differ materially from these estimates. The estimates we make in determining the fair value of each reporting unit involve the application of judgment, including the amount and timing of future cash flows, short- and long-term growth rates, and the weighted average cost of capital, which could affect the timing and size of any future impairment charges. Impairment of our goodwill could significantly affect our operating results and financial position.

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

Software Development Costs

We evaluate whether to capitalize or expense development costs of computer software to be sold or leased in accordance with established accounting standards. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. We amortize capitalized software development costs over their estimated useful lives of two years. During the years ended September 30, 2009, 2008 and 2007, we capitalized $212,000, $132,000 and $136,000, respectively, of software development costs.

We capitalize certain costs of software developed or obtained for internal use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We amortize internal-use software development costs over their estimated useful lives of three years. During the years ended September 30, 2009, 2008 and 2007, $606,000, $345,000 and $0, respectively, of internal-use software development costs were capitalized.

Income Taxes

We are subject to income taxes in the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. Significant changes to these estimates could have a material impact on our effective tax rate. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.

The accounting standards for income taxes require that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance must be sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period under the tax laws. Based on the weight of all of the available evidence, we have determined that it is more likely than not that all of our U.S. federal and state deferred tax assets will not be realized and as a result we provide a full valuation allowance against all of our U.S. federal and state deferred tax assets. As a result, we have not recorded any tax benefit for the estimated U.S. federal and state tax net operating losses or research and development tax credits generated during fiscal 2009.

We have historically provided a full valuation allowance against all of the deferred tax assets of our wholly owned subsidiary in France. This was primarily due to the uncertainty of generating sufficient future taxable income in order to realize these assets. However, during the fourth quarter of fiscal 2009, we restructured the operations of our subsidiary in France to a cost plus model, and we believe this will result in future taxable income from our operations in France. In addition, net operating losses generated in France have no expiration date and can be carried forward indefinitely. As a result of this positive evidence, we believe that it is more likely than not that all of the deferred tax assets of our subsidiary in France will now be realized and that the valuation allowance is no longer required. Accordingly, we reversed all of the previously established valuation allowance on the deferred tax assets of our subsidiary in France.

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

Results of Operations

Comparison of Years Ended September 30, 2009 and 2008

Revenue

	Year Ended September 30,
	2009		2008
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

License revenue	$18,823	19%	$42,877	35%	$(24,054)	(56)%
Maintenance and services revenue:
Maintenance fees	44,719	44	44,403	37	316	1
Services	17,068	17	20,108	17	(3,040)	(15)

Total maintenance and services revenue	61,787	61	64,511	54	(2,724)	(4)
Subscription revenue	20,008	20	13,743	11	6,265	46

Total revenue	$100,618	100%	$121,131	100%	$(20,513)	(17)%

Total revenue for fiscal 2009 was $100.6 million, a decrease of 17%, or $20.5 million, from fiscal 2008. Total revenue decreased as a result of lower license sales relating to our product suite, partially offset by an increase in subscription revenue primarily related to the increased sales through our MSP channel and increased sales of our on-demand products.

Total license revenue for fiscal 2009 was $18.8 million, a decrease of 56%, or $24.1 million, from fiscal 2008. This decrease in license revenue was primarily attributable to lower sales of our product suite, primarily related to delays in our sales cycles and cautious buying behavior on the part of our customers. We believe that the overall global macroeconomic environment has caused customers to re-evaluate spending on purchases of information technology assets. While we continue to see demand for our products, selling cycles have nonetheless been extended and license revenue has decreased compared to the corresponding period in the prior year. Until we experience a positive change in the overall global macroeconomic environment, we anticipate the sales cycle will continue to be extended.

Maintenance fees revenue is associated with maintenance agreements in connection with the sales of perpetual licenses to our existing installed customer base and to new customers. Maintenance fees revenue for fiscal 2009 was $44.7 million, which is relatively unchanged from fiscal 2008.

Services revenue for fiscal 2009 was $17.1 million, a decrease of $3.0 million, from fiscal 2008. The decrease in services revenue was primarily the result of a decline in revenue related to implementations from new license sales, offset by $1.0 million of previously deferred revenue recorded upon the termination of an arrangement with a customer, to which we have no further performance obligations.

Total subscription revenue for fiscal 2009 was $20.0 million, an increase of 46%, or $6.3 million, from fiscal 2008. The increase in subscription revenue was primarily attributable to higher sales of our on-demand products and increased sales through our MSP channel, and includes $1.4 million of previously deferred revenue recorded upon the termination of an arrangement with a customer, to which we have no further performance obligations. We anticipate that subscription revenue will continue to increase in future quarters as we enter into additional subscription agreements and expand our on-demand product offerings, and as our customers may prefer subscription-based licenses during the current economic environment.

Recurring Revenue

	Year Ended September 30,
	2009		2008
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Subscription revenue	$20,008	20%	$13,743	11%	$6,265	46%
Maintenance revenue	44,719	44	44,403	37	316	1

Total recurring revenue	64,727	64	58,146	48	6,581	11
License revenue	18,823	19	42,877	35	(24,054)	(56)
Services revenue	17,068	17	20,108	17	(3,040)	(15)

Total revenue	$100,618	100%	$121,131	100%	$(20,513)	(17)%

We generate recurring revenue from both subscription and maintenance agreements, which is generally recognized ratably over the life of the arrangement.

Recurring revenue for fiscal 2009 was $64.7 million, an increase of 11%, or $6.6 million, from fiscal 2008. The increase in recurring revenue resulted from additional subscription revenue related to sales through our MSP channel and sales of our on-demand products, which includes $1.4 million of previously deferred revenue recorded upon the termination of an arrangement with a customer, to which we have no further performance obligations. Recurring revenue as a percentage of total revenue was 64% for fiscal 2009 as compared to 48% for fiscal 2008, which is primarily the result of a change in the mix of subscription versus license revenue.

Revenue by Geography

	Year Ended September 30,
	2009		2008
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

North America	$70,901	70%	$77,051	64%	$(6,150)	(8)%
International	29,717	30	44,080	36	(14,363)	(33)

Total revenue	$100,618	100%	$121,131	100%	$(20,513)	(17)%

For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.

Total revenue for North America for the fiscal year 2009 was $70.9 million, a decrease of 8%, or $6.2 million, from fiscal 2008. The decrease in total revenue for North America was primarily related to a decrease in license revenue, partially offset by an increase in subscription revenue. Total revenue for international for fiscal 2009 was $29.7 million, a decrease of 33%, or $14.3 million, from fiscal 2008. The decrease in total revenue for International was primarily related to a decrease in license revenue.

Cost of Revenue

	Year Ended September 30,
	2009		2008
		Gross Margin		Gross Margin	Period-to-Period Change
		on Related		on Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

License	$1,932	90%	$3,118	93%	$(1,186)	(38)%
Maintenance and services	19,390	69	25,461	61	(6,071)	(24)
Subscription	4,671	77	2,862	79	1,809	63

Total cost of revenue	$25,993	74%	$31,441	74%	$(5,448)	(17)%

Cost of license revenue for fiscal 2009 was $1.9 million, a decrease of 38%, or $1.2 million, from fiscal 2008. The decrease in cost of license revenue was primarily due to (a) a $532,000 decrease in labor-related costs, (b) a $327,000 decrease in amortization of acquired technology as certain intangible assets have become fully amortized, and (c) a $25,000 decrease in royalties. Royalties paid for third-party licensed technology represented 4% of total license revenue for fiscal 2009. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to be between 1% and 4% of total license revenue. Gross margin on license revenue was 90% in fiscal 2009 compared to 93% in fiscal 2008. The decrease in license gross margin is primarily the result of decreased sales volume.

Cost of maintenance and services for fiscal 2009 was $19.4 million, a decrease of 24%, or $6.1 million, from fiscal 2008. The decrease in cost of maintenance and services revenue was primarily due to (a) a $4.2 million decrease in labor-related costs and other direct consulting costs and (b) a $1.9 million decrease in subcontractor costs. The reduction in labor-related and subcontractor costs was primarily related to a decrease of implementation services in connection with new license sales. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we use subcontractor services.

Cost of subscription revenue for fiscal year 2009 was $4.7 million, an increase of 63%, or $1.8 million, from fiscal 2008. The increase in cost of subscription revenue was due to an increase in labor-related expenses and hosting-related activities.

Operating Expenses

	Year Ended September 30,
	2009		2008
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
	(Dollars in thousands)

Sales and marketing	$41,773	42%	$49,747	41%	$(7,974)	(16)%
Research and development	19,886	20	22,971	19	(3,085)	(13)
General and administrative	16,018	16	19,078	16	(3,060)	(16)
Restructuring charges (credits)	3,000	3	(286)	—	3,286	1,149
Goodwill impairment charge	15,266	15	—	—	15,266	n/m
Amortization of acquired intangible assets	1,180	1	1,573	1	(393)	(25)

Total operating expenses	$97,123	97%	$93,083	77%	$4,040	4%

n/m — not meaningful

Sales and Marketing.  Sales and marketing expense for fiscal 2009 was $41.8 million, a decrease of 16%, or $8.0 million, from fiscal 2008. The decrease was primarily the result of a $7.8 million decrease in labor-related expenses due to decreased headcount and decreased commission expense, which was a result of a reduction in revenues. Sales and marketing expense is expected to decrease slightly in absolute dollars during fiscal 2010 as compared to fiscal 2009.

Research and Development.  Research and development expense for fiscal 2009 was $19.9 million, a decrease of 13%, or $3.1 million, from fiscal 2008. The decrease in research and development was primarily the result of (a) a $2.9 million decrease in labor related expenses, principally due to decreased headcount, and (b) a $275,000 decrease in share-based compensation expense. Capitalized software development costs were $818,000 and $477,000 for fiscal 2009 and 2008, respectively. Research and development expense is expected to remain relatively unchanged in absolute dollars during fiscal 2010 as compared to fiscal 2009.

General and Administrative.  General and administrative expense for fiscal 2009 was $16.0 million, a decrease of 16%, or $3.1 million, from fiscal 2008. The decrease in general and administrative expense was primarily the results of (a) a $1.5 million decrease in labor-related expenses, principally due to decreased headcount, (b) a $681,000 decrease in share-based compensation expense and (c) a $946,000 decrease in professional service cost. General and administrative expense is expected to remain relatively unchanged in absolute dollars during fiscal 2010 as compared to fiscal 2009.

Restructuring Charges.  In the first quarter of fiscal 2009, the Company reduced its workforce by approximately 4% and recorded a restructuring charge of $711,000 for one-time termination benefits to employees. The strategic reduction of workforce was designed to streamline the Company’s organization and improve its corporate performance. The restructuring accrual at September 30, 2009 was $128,000, and is expected to be paid by the end of fiscal 2010.

The following is a rollforward of the accrual related to the restructuring initiated in the first quarter of fiscal 2009:

Restructuring accrual balance at September 30, 2008	$—
Provision for severance related costs	711
Cash payments	(583)

Restructuring accrual balance at September 30, 2009	$128

In the fourth quarter of fiscal 2009, the Company approved a plan to implement a strategic reduction of its workforce designed to streamline its organization and improve its corporate operating performance. The Company reduced its workforce by approximately 13% and recorded a restructuring charge of $2.3 million for one-time termination benefits to employees. The restructuring accrual at September 30, 2009 was $1.9 million, and is expected to be paid by the end of fiscal 2010.

The following is a rollforward of the accrual related to the restructuring initiated in the fourth quarter of fiscal 2009:

Restructuring accrual balance at September 30, 2008	$—
Provision for severance related costs	2,289
Cash payments	(424)

Restructuring accrual balance at September 30, 2009	$1,865

Goodwill Impairment.  In the second quarter of fiscal 2009, the Company changed the structure of its reporting units, which resulted in the Company having two remaining reporting units. Two previously separate reporting units were combined into one reporting unit. Given the change in reporting units as well as the decline in the Company’s market capitalization and overall operating results, the Company performed an interim impairment assessment of its goodwill at March 31, 2009 related to the three reporting units previously existing before the structure change. As part of this assessment, the Company applied a weighting to the income approach and the market approach of 60% and 40%, respectively, for two of the reporting units and

90% and 10%, respectively, for the remaining reporting unit. The weightings were determined based upon the degree of comparability of companies and acquisitions in the marketplace. As a result of the goodwill impairment assessment, during the three months ended March 31, 2009, the Company recorded a $15.3 million charge relating to the impairment of goodwill. Of the $15.3 million goodwill impairment charge, $5.7 million related to goodwill from the acquisition of MarketingCentral and $9.6 million related to goodwill from the acquisition of Sane Solutions LLC. The Company also performed a subsequent impairment assessment on the newly combined reporting unit after the change in structure, which did not indicate a further impairment. The Company determined that its other long-lived assets, including definite-lived intangible assets, were not impaired.

During fiscal 2009, the Company performed its annual impairment assessment of goodwill at September 30, 2009, and as a result of this assessment there was no indication of impairment.

Amortization of Acquired Intangible Assets.  Amortization of acquired intangible assets was $1.2 million and $1.6 million for fiscal 2009 and fiscal 2008, respectively. The reduction primarily relates to certain acquired intangible assets becoming fully amortized during fiscal 2009.

Other Income

	Year Ended September 30,
	2009		2008
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
			(Dollars in thousands)

Interest income, net	$586	—%	$1,448	1%	$(862)	(60)%
Other income (expense), net	(1,371)	(1)	(383)	—	(988)	(258)

Total other income	$(785)	(1)%	$1,065	1%	$(1,850)	(174)%

Interest income, net was $586,000 for fiscal 2009, an $862,000 decrease from fiscal 2008. Interest income is generated from the investment of our cash balances, less related bank fees. The decrease in interest income, net principally reflected lower invested cash balances, due to sales and maturities of investments in fiscal 2009, and lower interest rates in invested cash balances.

Other expense, net consisted of foreign currency translation and transaction gains and losses. The change in other income, net was primarily driven by unfavorable foreign currency exchange rates as compared to the corresponding period in the prior year.

Provision for Income Taxes

Year Ended September 30,
	2009		2008
		Percentage of		Percentage of
		Income		Income
		Before		Before
		Provision for		Provision for	Period-to-Period Change
		Income		Income		Percentage
	Amount	Taxes	Amount	Taxes	Amount	Change
(Dollars in thousands)
Provision for income taxes	$(1,509)	(6)%	$7,411	(318)%	$(8,920)	(120)%

Benefit from income taxes was $1.5 million, or an effective tax rate of (6.5%) for the year ended September 30, 2009, an $8.9 million decrease from the tax provision recorded during the year ended September 30, 2008. The decrease primarily relates to the $7.9 million net increase in the valuation allowance included in the fiscal 2008 tax provision which is not included in the fiscal 2009 tax provision, and approximately $1.8 million of tax benefits related to the reduction in the Company’s valuation allowance during fiscal 2009. These tax benefits were offset by approximately $795,000 of taxes paid in foreign tax jurisdictions.

For the year ended September 30, 2009, our effective tax rate was lower than the federal statutory rate primarily due to the tax benefits recorded during the year and secondarily due to the mix of jurisdictional earnings, foreign withholding taxes, and adjustments to our valuation allowance recorded against deferred tax assets. For the year ended September 30, 2008, our effective tax rate was different from the federal statutory rate due to the impact of recording the valuation allowance during fiscal 2008 against the company’s U.S. federal and state deferred tax assets and accounting for share-based compensation.

During the three months ended September 30, 2009, we reversed all of the valuation allowance that was previously established against the deferred tax assets of our wholly owned subsidiary in France, which resulted in an income tax benefit of $248,000. We had historically provided a valuation allowance against all of these deferred tax assets due to the uncertainty of generating sufficient taxable income in future periods. However, during the fourth quarter of fiscal 2009, we restructured the operations of our subsidiary in France to a cost plus model, and we believe this will result in future taxable income from our operations in France. In addition, net operating losses generated in France have no expiration date and can be carried forward indefinitely. As a result of this positive evidence, we believe that it is more likely than not that all of the deferred tax assets of our subsidiary in France will now be realized and that the valuation allowance is no longer required.

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

Total revenue for fiscal 2008 was $121.1 million, an increase of 18%, or $18.9 million, from fiscal 2007. Total revenue increased as a result of higher sales of our product suite, an increase in international professional service revenue, and higher subscription revenue primarily related to the MarketingCentral acquisition and higher sales of Unica NetInsight.

Total license revenue for fiscal 2008 was $42.9 million, an increase of 10%, or $3.9 million, from fiscal 2007. This increase in license revenue was primarily attributable to higher sales of our enterprise products.

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

Total subscription revenue for fiscal 2008 was $13.7 million, an increase of 53%, or $4.8 million, from fiscal 2007. The increase in subscription revenue was primarily attributable to the impact of the MarketingCentral acquisition, higher sales of Unica NetInsight and increased sales through our MSP channel.

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

Recurring revenue for fiscal 2008 was $58.1 million, an increase of 19%, or $9.2 million from fiscal 2007. The increase in recurring revenue resulted from (a) an increase in subscription revenue attributable to the impact of the MarketingCentral acquisition, (b) an increase in maintenance fees on sales of new license and (c) additional subscription revenue related to sales of Unica NetInsight. Recurring revenue as a percentage of total revenue was 48% for both fiscal 2008 and fiscal 2007.

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

Cost of license revenue for fiscal year 2008 was $3.1 million, an increase of 12% or $336,000 from fiscal 2007. The increase in cost of license revenue was primarily due to an increase in labor-related costs and amortization of capitalized software. Royalties paid for third-party licensed technology represented 2% of total license revenue for both fiscal year 2008 and 2007. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to remain between 1% and 2% of total license revenue. Gross margin on license revenue was 93% in both fiscal 2008 and 2007.

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

Research and Development.  Research and development expense for fiscal 2008 was $22.9 million, an increase of 4%, or $937,000 from fiscal 2007. The increase in research and development was primarily the result of (a) a $788,000 increase in labor related expenses, principally due to an increase in personnel as we continued our investment and development of our product suite, and (b) a $143,000 increase in share-based compensation expense. Capitalized software development costs were $477,000 and $136,000 for fiscal 2008 and 2007, respectively.

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

Provision for income taxes was $7.4 million for fiscal 2008, or an effective tax rate of (318)%, an $8.2 million increase in the tax provision from fiscal 2007. This change in provision for income taxes principally reflects the recording of an $8.1 million valuation allowance against the Company’s U.S federal and state deferred tax assets during the three months ended September 30, 2008. During the year ended September 30, 2008 and 2007, our effective tax rate is different from the statutory tax rate due to the tax impact of recording the valuation allowance during fiscal 2008 against the Company’s U.S. federal and state deferred tax assets and accounting for share-based compensation.

During the three months ended September 30, 2008, we recorded an $8.1 million valuation allowance against the Company’s U.S. federal and state deferred tax assets. Approximately $7.9 million of the valuation allowance had a net impact on the Company’s consolidated statement of operations. The Company considered both positive and negative evidence in determining the likelihood of realizing its U.S. federal and state deferred tax assets and the need for a valuation allowance. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period under the tax laws. The Company has relied on historical earnings and its ability to accurately forecast earnings as positive evidence that its U.S. deferred tax assets would be realized and that a valuation allowance was not required through the end of the third quarter of fiscal 2008, other than the previously established valuation allowance associated with state research and development credits. However, negative evidence has accumulated since that time. The global economy has deteriorated significantly since the third quarter of fiscal 2008, which negatively impacted the Company’s fourth quarter of fiscal 2008 results. Although the Company has adjusted its forecasts accordingly, it has determined that its current visibility to future results is limited and there is uncertainty as to its ability to accurately predict future results in the current economic environment. As such, the Company has determined that recent negative results should be considered indicative of future results. Based on the weight of all of the available evidence, the Company determined that it is more likely than not that all of the U.S. federal and state deferred tax assets may not be realized and that a valuation allowance should be recorded against the net balance of these deferred tax assets as of September 30, 2008.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations and sales of our capital stock. As of September 30, 2009, our primary source of liquidity is our total cash and cash equivalents balance of $50.3 million. As of September 30, 2009, we had no outstanding debt.

Our cash and cash equivalents at September 30, 2009 were held for working capital purposes and were invested primarily in money market funds and overnight investments. We did not have any investment balances at September 30, 2009. We do not enter into investments for trading or speculative purposes. Restricted cash of $364,000 at September 30, 2009 was held in certificates of deposit as collateral for letters of credit related to the lease agreements for our corporate headquarters in Waltham, Massachusetts and our sales office in France, and for our payroll credit facility in Australia. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At September 30, 2009, we were in compliance with this internal policy.

Net cash provided by operating activities was $4.9 million in fiscal 2009, $14.3 million in 2008 and $10.7 million in 2007. Net income adjusted for non-cash charges (including depreciation, amortization of acquired intangible assets and capitalized software development costs, share-based compensation, goodwill impairment, foreign currency translation loss provision for doubtful accounts, valuation allowance for deferred tax assets and deferred tax benefits) was $2.9 million in fiscal 2009 compared to $7.7 million in fiscal 2008, a decrease of $4.8 million during fiscal 2009. Decreases in accounts receivable as well as in prepaid expenses and other current assets increased our cash during fiscal 2009. These increases in operating cash flow were offset by reductions of cash from changes in accounts payable, accrued expenses and deferred revenue.

Investing activities provided $11.3 million in fiscal 2009 and $2.3 million in fiscal 2008 and consumed $25.3 million in fiscal 2007. In fiscal 2009, $2.5 million of cash was used for purchases of property and equipment, which primarily related to purchases of computer equipment and software to support increased investment in our on-demand offerings. In fiscal 2008, purchases of property and equipment consumed $2.5 million. In fiscal 2009, net sales and maturities of investments was $14.5 million compared to net sales and maturities of investments of $5.1 million in fiscal 2008. This net change of $9.4 million is reflective of the Company holding more of its fiscal 2009 investments in cash equivalents compared to that of the prior year.

Our financing activities consumed cash of $1.2 million in 2009 and provided cash of $906,000 and $2.3 million in fiscal 2008 and 2007, respectively. In fiscal 2009, $1.1 million of cash was generated from the issuance of shares under the employee stock purchase and stock option plans, as compared to $1.7 million generated in fiscal 2008. In fiscal 2009 and 2008, $416,000 and $937,000, respectively, was used to pay withholding taxes related to restricted stock units, and $1.9 million and $0, respectively, was used to purchase shares of common stock under the Company’s share repurchase program.

Requirements

Capital Expenditures.  We make capital expenditures primarily to acquire computer and other equipment, software, furniture and leasehold improvements to support the growth of our business. Our capital expenditures totaled $2.5 million in fiscal 2009, $2.5 million in fiscal 2008 and $3.2 million in fiscal 2007, and related primarily to software used for internal purposes and computer equipment. We expect capital expenditures in fiscal 2010 to increase compared to that of fiscal 2009.

Contractual Obligations and Requirements.  The following table sets forth our commitments to settle contractual obligations in cash after September 30, 2009:

					2014 and
	2010	2011	2012	2013	Beyond	Total
	(In thousands)

Operating leases as of September 30, 2009	$2,031	$496	$686	$—	$—	$3,213
Open vendor purchase obligations	$1,538	$273	$30	$—	$—	$1,841

Our significant lease obligations relate to our corporate headquarters in Waltham, Massachusetts as well as our facility in the United Kingdom. In October 2009, we entered into an amendment to our lease in Waltham, Massachusetts and extended the lease expiration date to April 2015 while reducing the annual lease commitment compared to current rates. The total amended commitment for the lease in Waltham, Massachusetts is $7.8 million through April 2015 which amends $1,367 of the lease payments in the table above. Open vendor purchase obligations represent contractual commitments to purchase goods or services as of September 30, 2009.

The contractual obligations table above does not include $816,000 of gross unrecognized tax benefits at September 30, 2009 as the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authorities. See Note 10 to our consolidated financial statements for further discussion on income taxes.

We believe that our current cash, cash equivalents, and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months following the date of this Annual Report. Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of new products, financing anticipated growth and the possible acquisition of businesses, software products or technologies complementary to our business. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing arrangements. There can be no assurance that such financing can be obtained on favorable terms, if at all.

Off-Balance-Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued a new accounting pronouncement on business combinations. This pronouncement will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under this pronouncement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. This pronouncement is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The Company has not yet determined the impact, if any, of this new pronouncement on its consolidated financial statements.

In April 2008, the FASB issued a new accounting pronouncement on determining the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous accounting guidance. This new standard is intended to improve the consistency between the useful life of an intangible asset determined under the old standard and the period of expected cash flows used to measure the fair value of the asset, under accounting guidance for business combinations and other U.S. generally accepted accounting principles, or GAAP. This new standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the effect that the adoption of this new standard will have on its results of operations and financial condition.

In June 2009, the FASB issued the FASB Accounting Standards Codification, or the Codification. The Codification became the single source for all authoritative accounting principles recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an effect on the Company’s financial position, results of operations or liquidity.

In September 2009, the FASB’s Emerging Issues Task Force issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides another alternative for establishing fair value for a deliverable. When vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective October 1, 2010, and early adoption is permitted. We are currently evaluating the impact of this guidance on our financial position and results of operations.

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

Foreign Currency Exchange Risk

Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. We periodically enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise primarily from our foreign currency-denominated receivables. When we have not entered into foreign currency forward contracts to mitigate the foreign currency exposure on

non-U.S. Dollar denominated receivables, this may create foreign currency exchange risks for us. At September 30, 2009, we have no outstanding foreign currency forward contracts. Revenue denominated in currencies other than the U.S. dollar represented 25% of total revenue in fiscal 2009, 32% in fiscal 2008 and 22% in fiscal 2007.

As of September 30, 2009, we had $2.8 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of September 30, 2009, the fair value of our receivables denominated in currencies other than the U.S. dollar would have fluctuated by $281,000. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense). Exchange rate fluctuations on long-term intercompany accounts, which are invested indefinitely without repayment terms, are recorded in other comprehensive income (loss) in stockholders’ equity.

Interest Rate Risk

At September 30, 2009, we had unrestricted cash and cash equivalents totaling $50.3 million. We have no short-term investments as of September 30, 2009. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short-term interest rates and determined that, due to the size and duration of our investment portfolio, a 100-basis-point change in interest rates at September 30, 2009 would result in an increase or decrease of approximately $503,000 of annual investment income.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Unica Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows present fairly, in all material respects, the financial position of Unica Corporation and its subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
December 10, 2009

UNICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$50,314	$35,799
Short-term investments	—	11,482
Accounts receivable, net of allowance for doubtful accounts of $361 and $87, respectively	16,514	21,339
Purchased customer receivables	—	765
Prepaid expenses and other current assets	4,731	5,351

Total current assets	71,559	74,736
Property and equipment, net	5,221	4,781
Long-term investment	—	2,989
Purchased customer receivables, long-term	—	173
Acquired intangible assets, net	4,515	6,846
Goodwill	10,943	26,182
Long-term deferred tax assets, net of valuation allowance	894	168
Other assets	749	1,034

Total assets	$93,881	$116,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,332	$3,536
Accrued expenses	13,080	14,527
Short-term deferred revenue	35,069	35,369

Total current liabilities	49,481	53,432
Long-term deferred revenue	1,250	1,733
Other long-term liabilities	337	1,738

Total liabilities	51,068	56,903
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized — 90,000,000 shares; 21,254,632 shares issued and 20,838,866 outstanding at September 30, 2009; 20,758,131 shares issued and outstanding at September 20, 2008	213	208
Additional paid-in capital	73,267	66,841
Accumulated deficit	(29,209)	(7,435)
Treasury stock, at cost — 415,766 shares	(1,920)	—
Accumulated other comprehensive income	462	392

Total stockholders’ equity	42,813	60,006

Total liabilities and stockholders’ equity	$93,881	$116,909

The accompanying notes are an integral part of these consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended September 30,
	2009	2008	2007

Revenue:
License	$18,823	$42,877	$38,970
Maintenance and services	61,787	64,511	54,318
Subscription	20,008	13,743	8,955

Total revenue	100,618	121,131	102,243
Costs of revenue:
License	1,932	3,118	2,782
Maintenance and services	19,390	25,461	18,958
Subscription	4,671	2,862	692

Total cost of revenue	25,993	31,441	22,432

Gross profit	74,625	89,690	79,811
Operating expenses:
Sales and marketing	41,773	49,747	41,068
Research and development	19,886	22,971	22,034
General and administrative	16,018	19,078	16,362
Restructuring charges (credits)	3,000	(286)	1,244
Goodwill impairment charge	15,266	—	—
Amortization of acquired intangible assets	1,180	1,573	1,572

Total operating expenses	97,123	93,083	82,280

Loss from operations	(22,498)	(3,393)	(2,469)
Other income:
Interest income, net	586	1,448	2,056
Other income (expense), net	(1,371)	(383)	108

Total other income	(785)	1,065	2,164

Loss before income taxes	(23,283)	(2,328)	(305)
Provision for (benefit from) income taxes	(1,509)	7,411	(801)

Net income (loss)	$(21,774)	$(9,739)	$496

Net income (loss) per common share:
Basic	$(1.05)	$(0.48)	$0.02

Diluted	$(1.05)	$(0.48)	$0.02

Shares used in computing net income (loss) per common share:
Basic	20,766,000	20,443,000	19,857,000

Diluted	20,766,000	20,443,000	20,782,000

The accompanying notes are an integral part of these consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007
(In thousands, except share data)

	Common Stock			Retained	Treasury Stock		Accumulated
		$0.01	Additional	Earnings		$0.01	Other	Total
		Par	Paid-In	(Accumulated		Par	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Deficit)	Shares	Value	Income	Equity	Income (Loss)

Balance at September 30, 2006	19,600,444	$196	$52,094	$2,082			$235	$54,607
Net income				496				496	$496
Exercise of stock options	320,754	3	1,261					1,264
Tax benefit on options exercised			950					950
Issuance of common stock for employee stock purchase plan	60,866	1	626					627
Vesting of restricted stock units, net of withholding tax	92,391	1	(568)					(567)
Share-based compensation			5,439					5,439
Foreign currency translation adjustment							104	104	104
Change in unrealized gain (loss) on available-for-sale securities							(1)	(1)	(1)

Comprehensive income									$599

Balance at September 30, 2007	20,074,455	201	59,802	2,578	—	—	338	62,919
Cumulative effect of adjustment based on the adoption of sabbatical leave accounting standard, net of tax				(274)				(274)

Balance at September 30, 2007, as adjusted	20,074,455	201	59,802	2,304			338	62,645
Net loss				(9,739)				(9,739)	(9,739)
Exercise of stock options	330,734	4	800					804
Tax shortfall on options exercised			(443)					(443)
Issuance of common stock for employee stock purchase plan	125,678	1	896					897
Vesting of restricted stock units, net of withholding tax	227,264	2	(939)					(937)
Share-based compensation			6,725					6,725
Foreign currency translation adjustment							81	81	81
Change in unrealized gain (loss) on available-for-sale securities							(27)	(27)	(27)

Comprehensive loss									$(9,685)

Balance at September 30, 2008	20,758,131	208	66,841	(7,435)	—	—	392	60,006
Net loss				(21,774)				(21,774)	(21,774)
Exercise of stock options	109,927	1	484					485
Tax shortfall on options exercised			(160)					(160)
Issuance of common stock for employee stock purchase plan	155,448	2	606					608
Vesting of restricted stock units, net of withholding tax	231,126	2	(418)					(416)
Purchases of treasury stock					415,766	(1,920)		(1,920)
Share-based compensation			5,914					5,914
Foreign currency translation adjustment							(37)	(37)	(37)
Change in unrealized gain (loss) on available-for-sale securities							107	107	107

Comprehensive loss									$(21,704)

Balance at September 30, 2009	21,254,632	$213	$73,267	$(29,209)	415,766	$(1,920)	$462	$42,813

The accompanying notes are an integral part of these consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(21,774)	$(9,739)	$496
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	2,685	2,349	1,428
Amortization of capitalized software development costs	186	87	10
Amortization of acquired intangible assets	2,176	2,897	2,709
Goodwill impairment charge	15,266	—	—
Share-based compensation charge	5,845	6,725	5,520
Foreign currency translation loss	229	—	—
Provision for doubtful accounts	324	117	55
Valuation allowance for deferred tax assets	(248)	8,098	—
Deferred tax benefits	(1,819)	(2,618)	(1,152)
Excess tax benefits from share-based compensation	—	(142)	(950)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, net	4,373	6,559	(442)
Prepaid expenses and other current assets	1,426	2,581	(5,161)
Other assets	492	155	935
Accounts payable	(2,118)	1,222	(292)
Accrued expenses	(1,304)	(2,820)	3,404
Deferred revenue	(809)	(1,554)	4,120
Other long-term liabilities	—	370	—

Net cash provided by operating activities	4,930	14,287	10,680
Cash flows from investing activities:
Purchases of property and equipment, net of acquisitions	(2,544)	(2,481)	(3,200)
Capitalization of software development costs	(748)	(477)	(136)
Net cash paid for acquisitions	—	—	(11,920)
Cash collected from license acquired in acquisition	154	162	31
Sales and maturities of investments	15,404	35,749	48,974
Purchases of investments	(898)	(30,605)	(59,053)
Increase in restricted cash	(69)	—	—

Net cash provided by (used in) investing activities	11,299	2,348	(25,304)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and employee stock purchase plans	1,093	1,701	1,891
Tax benefit related to exercised stock options	—	142	950
Treasury shares purchased	(1,920)	—	—
Payment of withholding taxes in connection with settlement of restricted stock units	(416)	(937)	(566)

Net cash provided by financing activities	(1,243)	906	2,275
Effect of exchange rate changes on cash and cash equivalents	(471)	(235)	341

Net increase (decrease) in cash and cash equivalents	14,515	17,306	(12,008)
Cash and cash equivalents at beginning of period	35,799	18,493	30,501

Cash and cash equivalents at end of period	$50,314	$35,799	$18,493

Supplemental disclosure of cash flow information:
Income taxes paid	$845	$829	$2,067

Supplemental disclosure of non-cash investing and financing activities:
Capitalization of share-based compensation	$69	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.	Nature of Business

Unica Corporation (the “Company”) is a leading global provider of Enterprise Marketing Management (EMM) software. Focused exclusively on the needs of marketers, Unica’s products deliver key EMM capabilities, including: web and customer analytics, demand generation, and marketing resource management. Our products streamline the entire marketing process for brand, relationship and internet marketing — from planning and budgeting to project management, execution and measurement.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year end is September 30. References to 2009, 2008 or 2007 mean the fiscal year ended September 30, unless otherwise indicated.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events. The Company performed this evaluation through December 10, 2009, the date on which its financial statements were issued.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (US GAAP) requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, judgments and assumptions. Examples include estimates of loss contingencies, acquisition accounting valuations, software development costs eligible for capitalization, amortization and depreciation period estimates, the potential outcome of future tax consequences of events that have been recognized in the financial statements or tax returns, estimating the fair value of the Company’s reporting units, and assumptions used in the valuation of share-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

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

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Revenue Recognition

The Company sells its software products and services together in a multiple-element arrangement under perpetual and subscription agreements. The Company uses the residual method to recognize revenues from perpetual license arrangements that include one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements based on VSOE is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements. Each license arrangement requires that the Company analyze the individual elements in the transaction and determine the fair value of each undelivered element, which typically includes maintenance and services. Revenue is allocated to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately.

For perpetual license agreements, the Company generally estimates the fair value of the maintenance portion of an arrangement based on the maintenance renewal price for that arrangement. In multiple-element perpetual license arrangements where maintenance is sold for less than fair value, the Company defers the contractual price of the maintenance plus the difference between such contractual price and the fair value of maintenance over the expected life of the product. A corresponding reduction in license revenue is made. The fair value of the professional services portion of perpetual license arrangements is based on the rates that are charged for these services when sold separately. If, in the Company’s judgment, evidence of fair value cannot be established for the undelivered elements in a multiple-element arrangement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the elements for which evidence of fair value could not be established are delivered.

Revenue for implementation services of software products that are not deemed essential to the functionality of the software products is recognized separately from license and subscription revenue. Generally these services are priced on a time-and-materials basis and recognized as revenue when services are performed; however, in certain circumstances these services may be priced on a fixed-fee basis and recognized as revenue under the proportional performance method. In cases where VSOE of fair value does not exist for the undelivered elements in a software license arrangement, services revenue is deferred and recognized over the period of performance of the final undelivered element. The Company also defers the direct and incremental costs of providing the services and amortizes those costs over the period revenue is recognized.

If the Company were to determine that services are essential to the functionality of software in an arrangement, the license or subscription and services revenue from the arrangement would be recognized pursuant to the accounting for performance of construction-type contracts and certain production-type contracts. In such cases, it is expected that the Company would be able to make reasonably dependable estimates relative to the extent of progress toward completion by comparing the total hours incurred to the estimated total hours for the arrangement and, accordingly, would apply the percentage-of-completion method. If the Company were unable to make reasonably dependable estimates of progress towards completion, then it would use the completed-contract method, under which revenue is recognized only upon completion of the services. If total cost estimates exceed the anticipated revenue, then the estimated loss on the arrangement is recorded at the inception of the arrangement or at the time the loss becomes apparent.

The Company generally enters into subscription arrangements for term licenses that include, on a bundled basis, (a) the right to use its software for a specified period of time, (b) updates and upgrades to its software on a when and if available basis, and (c) technical support. In subscription arrangements for term licenses, where services are not deemed essential to the functionality of the software products, and fair value has not been established for the subscription element, revenue for both the subscription and services is recognized ratably over the longer of the term of the arrangement or the expected customer relationship period, once the only remaining undelivered element to the arrangement is post-contract customer support.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Subscription arrangements for on demand services generally include: (a) a subscription fee for hosted services and technical support and (b) optional professional services for consulting, training and other services. Revenue related to subscription fees for on demand services is recognized ratably over the estimated customer relationship period commencing at the point when the end-user is provided access to the underlying software. Revenue related to professional services is recognized ratably over the estimated customer relationship period commencing at the point when such services are delivered, provided that the end-user is given access to the underlying software.

For all of our software arrangements, the Company does not recognize revenue until it can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. In making these judgments, the Company evaluates these criteria as follows:

•	Evidence of an arrangement. For the majority of its arrangements, the Company considers a non-cancelable agreement to be persuasive evidence of an arrangement. In transactions below a certain dollar threshold involving the sale of our UnicaNetInsight product, the Company considers a purchase order signed by the customer to be persuasive evidence of an arrangement.

•	Delivery. The Company considers delivery to have occurred when a CD or other medium containing the licensed software is provided to a common carrier or, in the case of electronic delivery, the customer is given electronic access to the licensed software. The Company’s typical end-user license agreement does not include customer acceptance provisions.

•	Fixed or determinable fee. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within the Company’s normal payment terms. If the fee is subject to refund or adjustment, the Company recognizes revenue when the refund or adjustment right lapses. If the payments are due beyond the Company’s normal terms, it recognizes the revenue as amounts become due and payable or as cash is collected.

•	Collection is deemed probable . Customers are evaluated for creditworthiness through the Company’s credit review process at the inception of the arrangement. Collection is deemed probable if, based upon our evaluation, the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company cannot conclude that collection is probable, it defers the revenue, and recognizes the revenue upon cash collection.

When the Company licenses its software through a marketing service provider (MSP) or systems integrator, the Company begins to recognize revenue upon delivery of the licensed software to the MSP or systems integrator only if (a) the customer of the MSP or systems integrator is identified in a written arrangement between the Company and the MSP or systems integrator and (b) all other revenue recognition criteria have been met.

In agreements with customers and MSPs, the Company provides a limited warranty that its software will perform in a manner consistent with our documentation under normal use and circumstances. In the event of a breach of this limited warranty, the Company must repair or replace the software or, if those remedies are insufficient, provide a refund. These agreements generally do not include any other right of return or any cancellation clause or conditions of acceptance.

Cost of Revenue

Cost of license revenue, for both perpetual licenses and subscription arrangements, consists primarily of (a) salaries, benefits and share-based compensation related to documentation personnel, (b) facilities and other related overhead, (c) amortization of acquired developed technology, (d) amortization of capitalized software development costs and (e) third-party royalties. Cost of maintenance and services revenue consists primarily of

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

(a) salaries, benefits and share-based compensation related to professional services and technical support personnel, (b) billable and non-billable travel, lodging and other out-of-pocket expenses, (c) facilities and other related overhead, and (d) cost of services provided by subcontractors for professional services. Cost of subscription revenue includes an allocation of labor related and overhead costs associated with technical support, documentation and professional services personnel as well as costs associated with hosting-related activities.

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of net assets associated with acquisitions. Goodwill is considered an indefinite-lived intangible asset and is not subject to amortization. The Company allocated a portion of each purchase price to intangible assets, including customer contracts and developed technology, which are being amortized over their estimated useful lives of three to 14 years. The Company also allocates a portion of each purchase price to tangible assets and assesses the liabilities to be recorded as part of the purchase price.

The Company reviews the carrying value of goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value. The Company evaluates impairment by comparing the estimated fair value of each reporting unit to its carrying value. The Company estimates fair value using the income approach as well as the market approach. The income approach is based upon discounted cash flows estimated by management for each reporting unit, while the market approach uses trading and transaction multiples, for companies considered comparable to Unica, to estimate fair value. Actual results may differ materially from these estimates. The estimates made in determining the fair value of each reporting unit involve the application of judgment, including the amount and timing of future cash flows, short- and long-term growth rates, and the weighted average cost of capital, which could affect the timing and size of any future impairment charges. Impairment of goodwill could significantly affect operating results and financial position.

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write-downs are treated as permanent reductions in the carrying amount of the assets.

Software Development Costs

The Company evaluates whether to capitalize or expense development costs of computer software to be sold in accordance with established accounting standards. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs. The Company has defined technological feasibility as the completion of a working model. The net book value of capitalized software development costs at September 30, 2009 and 2008 was $196 and $171, respectively. All such costs have been included in other non-current assets in the Company’s consolidated balance sheet and are being amortized to cost of license revenue over their estimated useful lives of two years.

Capitalized development costs of computer software to be sold or leased are expected to be amortized as follows: $152 during the year ending September 30, 2010 and $44 during the year ending September 30, 2011.

The Company capitalizes certain costs of software developed or obtained for internal use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

is probable the expenditures will result in additional functionality. Maintenance and training cost are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life of three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. At September 30, 2009 and 2008, the net book value of internal-use software costs was $884 and $345, respectively. Prior to fiscal 2008, internal-use software costs eligible for capitalization were immaterial. All such costs are included in property and equipment on the Company’s consolidated balance sheet.

Advertising and Promotional Expense

Advertising and promotional expense is expensed as incurred; as such efforts have not met the direct-response criteria required for capitalization. Advertising expense for the years ended September 30, 2009, 2008 and 2007 was $344, $471 and $427, respectively.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries in the United Kingdom, Singapore, Australia and India is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date, except for property and equipment, which are remeasured into U.S. dollars at historical rates. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of the United Kingdom, Singapore, Australia and India subsidiaries are recorded within other income (expense) in the consolidated statement of operations. During the years ended September 30, 2009, 2008 and 2007, remeasurement adjustments were a net gain of $242, $291 and $200, respectively.

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

Any gains or losses on foreign currency transactions, resulting from the translation of intercompany balances, are recorded in other income (expense) in the consolidated statement of operations. During the years ended September 30, 2009, 2008 and 2007, net foreign currency transaction losses, resulting from the translation of intercompany balances, were $13, $197 and $91, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. The Company invests the majority of its excess cash in overnight investments and money market funds of accredited financial institutions.

Investments

Investments are made in accordance with the Company’s corporate investment policy, as approved by its Board of Directors. The primary objective of this policy is preservation of capital. Investments are limited to high quality corporate debt, commercial paper, government agency securities and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At September 30, 2009, the Company was in compliance with this internal policy.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The Company considers all highly liquid investments with maturities of between 91 and 365 days as of the balance sheet date to be short-term investments, and investments with maturities greater than 365 days as of the balance sheet date to be long-term investments. The Company did not hold any investments at September 30, 2009. The Company’s investments were classified as available-for-sale and were carried at fair market value at September 30, 2008. Unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income. The Company reviews all investments for reductions in fair value that are considered other than temporary. When such reductions occur, the cost of the investment is adjusted to fair value through other income (loss) on the consolidated statement of operations. Gains and losses are calculated on the basis of specific identification.

Investments were as follows at September 30, 2008:

	Amortized	Unrealized	Fair Market
	Cost	Loss	Value

Commercial paper	$5,662	$—	$5,662
Certificates of deposit	500	—	500
Corporate debentures and other securities	8,344	(35)	8,309

Total investments	$14,506	$(35)	$14,471

As of September 30, 2008, $11,482 of investments had contractual maturities within one year while $2,989 of investments had contractual maturities within one to two years. All investments were sold or matured in fiscal 2009.

Effective October 1, 2008, the Company adopted an accounting pronouncement which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The pronouncement clarifies that fair value is an exchange price, representing the amount that would be received in an orderly transaction between market participants, upon the sale of an asset or a payment to transfer a liability (an exit price) in the principal or most advantageous market for such asset or liability. In February 2008, the FASB issued an accounting pronouncement that delays the effective date of the guidance for non-financial assets and liabilities that are not measured or disclosed on a recurring basis until fiscal years beginning after November 15, 2008. To date, therefore, the Company has adopted the related accounting provisions only with respect to financial assets and liabilities. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities carried at fair value. The Company is currently in the process of evaluating the impact of adopting the accounting pronouncement for non-financial assets and liabilities.

Valuation techniques used to measure fair value are required to maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting guidance for fair value accounting describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The Company uses the market approach to measure the fair value of its financial assets by obtaining prices and other relevant information generated by market transactions involving identical or comparable assets. The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at September 30, 2009:

	Total Fair Value at	Fair Value Measurements
	September 30,	at Reporting Date Using
	2009	Level 1	Level 2	Level 3

Money market funds	$37,444	$37,444	$—	$—

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentration of credit risk primarily consist of cash and cash equivalents, investments and trade accounts receivable. The Company maintains its cash and cash equivalents and investments with accredited financial institutions. Investments are investment grade, interest-earning securities, and are diversified by type and industry. The Company does not have a concentration of credit or operating risk in any one industry or any one geographic region within or outside of the United States. The Company reviews the credit history of its customers (including its resellers) before extending credit. The Company establishes its allowances based upon factors including the credit risk of specific customers, historical trends, and other information.

Two customers accounted for greater than 10% of the accounts receivable balance at September 30, 2009 and no customer accounted for greater than 10% of the accounts receivable balance at September 30, 2008.

No customer accounted for more than 10% of the Company’s total revenue during the years ended September 30, 2009, 2008 and 2007.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include accounts receivable, purchased customer receivables and accounts payable, approximated their fair values at September 30, 2009 and 2008, due to the short-term nature of these instruments.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income (loss), comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments, which are disclosed in the accompanying consolidated statements of stockholders’ equity and comprehensive income (loss).

Net Income (Loss) Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options and

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

restricted stock units using the treasury stock method. The following table presents the calculation for both basic and diluted EPS:

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended September 30,
	2009	2008	2007

Numerator:
Net income (loss) — basic and diluted	$(21,774)	$(9,739)	$496

Denominator:
Weighted-average shares of common stock outstanding	20,766,000	20,443,000	19,857,000
Effect of potentially dilutive shares	—	—	925,000

Shares used in computing diluted net income (loss) per common share	20,766,000	20,443,000	20,782,000

Calculation of net income (loss) per share:
Basic:
Net income (loss)	$(21,774)	$(9,739)	$496

Weighted average shares of common stock outstanding	20,766,000	20,443,000	19,857,000

Net income (loss) per common share	$(1.05)	$(0.48)	$0.02

Diluted:
Net income (loss)	$(21,774)	$(9,739)	$496

Shares used in computing diluted net income (loss) per common share	20,766,000	20,443,000	20,782,000

Net income (loss) per common share	$(1.05)	$(0.48)	$0.02

The number of potentially dilutive shares in the table above was computed using the treasury stock method for all periods presented. As a result of this method, common stock equivalents of 4,087,000, 3,529,000 and 1,104,000 were excluded from the determination of potentially dilutive shares for the years ended September 30, 2009, 2008 and 2007, respectively, due to their anti-dilutive effect.

Accounting for Share-Based Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. In addition, the benefits of tax deductions in excess of recognized share-based compensation are reported as a financing activity rather than an operating activity in the statement of cash flows.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used and the resulting estimated fair value for option grants during the applicable period are as follows:

	Year Ended September 30,
	2009	2008	2007

Dividend yield	—	—	—
Volatility	58%	50%	49% to 50%
Risk-free interest rate	1.11% to 1.79%	2.45% to 4.16%	4.35% to 4.78%
Weighted-average expected option term (in years)	4.1	4.1	4.1
Weighted-average fair value per share of options granted	$1.51	$3.08	$5.15
Weighted-average fair value per share of restricted stock awards granted	$4.35	$7.75	$12.18

The fair value of ESPP awards is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used and the resulting estimated fair value for grants during the applicable period are as follows:

	Year Ended September 30,
	2009	2008	2007

Dividend yield	—	—	—
Volatility	50%	50%	41%
Risk-free interest rate	0.26% to 2.00%	2.00% to 3.49%	4.07%
Weighted-average expected option term (in years)	0.5	0.5	0.5
Weighted-average fair value per share of options granted	$1.42	$2.51	$1.23

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

The weighted-average exercise price of the options granted under the stock option plans for the years ended September 30, 2009, 2008 and 2007 was $4.61, $7.97 and $11.63, respectively.

The components of share-based compensation expense for the years ended September 30, 2009, 2008 and 2007 are as follows:

	Year Ended September 30,
	2009	2008	2007

Stock options	$1,931	$2,470	$2,508
Restricted stock units	3,722	3,982	2,937
Employee stock purchase plan	192	273	75

Total share-based compensation	$5,845	$6,725	$5,520

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Cost of revenue and operating expenses include share-based compensation expense as follows for the years ended September 30, 2009, 2008 and 2007:

	Year Ended September 30,
	2009	2008	2007

Cost of maintenance and services revenue	$1,024	$898	$590
Sales and marketing expense	2,338	2,389	1,706
Research and development expense	1,020	1,294	1,151
General and administrative expense	1,463	2,144	2,073

Total share-based compensation expense	$5,845	$6,725	$5,520

The Company expects to record the unamortized portion of share-based compensation expense for existing stock options and restricted stock awards outstanding at September 30, 2009, over a weighted-average period of 1.93 and 1.86 years, respectively, as follows:

	Restricted Stock
Year Ending September 30,	Stock Options	Awards	Total

2010	$1,087	$2,530	$3,617
2011	999	1,739	2,738
2012	605	974	1,579
2013	136	381	517

Expected future share-based compensation expense	$2,827	$5,624	$8,451

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized.

Sabbatical Leave

On October 1, 2007, the Company adopted a new accounting pronouncement on accounting for sabbatical leave, which provides recognition guidance on the accrual of employees’ rights to compensated absences under a sabbatical or other similar benefit arrangement. Prior to the adoption of this accounting pronouncement, the Company recorded a liability for sabbatical leave upon an employee vesting in the benefit, which occurred when an employee went on leave after completing a six-year service period. Under this new accounting pronouncement, the Company accrues an estimated liability for sabbatical leave over the requisite six-year service period, as employee services are rendered. The adoption of this accounting pronouncement resulted in an additional liability of $435, additional deferred tax assets of $161 and a reduction to retained earnings of $274 as of October 1, 2007.

During fiscal 2009, the Company amended its sabbatical program by discontinuing sabbatical leave for employees who were eligible to receive such benefit after fiscal 2010. As a result of this amendment, the Company recorded a benefit of $155 to operating expenses during the three months ended December 31, 2008.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued a new accounting pronouncement regarding business combinations. This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This accounting pronouncement is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. The impact of the pronouncement on our financial position and results of operations will be dependent upon the number of and magnitude of the acquisitions that are consummated once the pronouncement is effective.

In April 2008, the FASB issued a new accounting pronouncement on determining the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous accounting guidance. This new standard is intended to improve the consistency between the useful life of an intangible asset determined under the old standard and the period of expected cash flows used to measure the fair value of the asset under accounting guidance for business combination and other U.S. generally accepted accounting principles, or GAAP. This new standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the effect that the adoption of this new standard will have on its results of operations and financial condition.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source for all authoritative accounting principles recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an effect on the Company’s financial position, results of operations or liquidity.

In September 2009, the FASB’s Emerging Issues Task Force issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides another alternative for establishing fair value for a deliverable. When vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective for fiscal years beginning after June 15, 2010, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial position and results of operations.

3.	Acquisitions

MarketingCentral, L.L.C.

On July 12, 2007, the Company acquired by merger MarketingCentral L.L.C. (MarketingCentral), a software company located in Atlanta, Georgia. The purchase price was $12,915, which consisted of cash consideration of $12,500 and assumed liabilities and transaction-related costs of $415. This acquisition was accounted for as a purchase transaction. The results of operations of the Company include the results of MarketingCentral beginning on the date of the acquisition.

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

The portion of the MarketingCentral purchase price allocated to developed technology, customer relationships, trade name and license agreement was determined by the Company using a discounted cash flow method. These intangible assets will be amortized over their estimated useful lives (see Note 4). The goodwill is not subject to amortization, but will be evaluated for impairment at least annually. During the three months ended March 31, 2009, the Company performed a goodwill impairment assessment and recorded a $15,266 goodwill impairment charge, relating to the impairment of goodwill, of which $5,662 related to the acquisition of Marketing Central (see Note 4). Goodwill is expected to be deductible for tax purposes.

Various factors contributed to the establishment of goodwill, including: MarketingCentral’s assembled work force as of the acquisition date; the synergies expected to result from combining the infrastructures of MarketingCentral and Unica; and the expected revenue growth and product cash flows in future years.

The Company has estimated the fair value of deferred revenue related to the obligation assumed from MarketingCentral in connection with the acquisition using the cost build-up approach, which determines fair value by estimating the cost of fulfilling the obligation, plus a normal profit margin. The Company estimated the normal profit margin to be 20%.

Pro Forma Results (Unaudited)

The unaudited pro forma combined condensed results of operations of Unica and MarketingCentral for the year ended September 30, 2007 presented below gives effect to the acquisition of MarketingCentral as if the acquisition had occurred as of the beginning of 2007. MarketingCentral’s fiscal year end prior to the acquisition was December 31. The unaudited pro forma combined condensed results of operations are not

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

necessarily indicative of future results or the actual results that would have occurred had the acquisition been consummated as of the beginning of each period presented.

Year Ended
September 30, 2007

Pro forma revenue	$104,705
Pro forma net income	423
Pro forma net income per share:
Basic	$0.02

Diluted	$0.02

The above unaudited pro forma results include amortization of acquired intangible assets of $2,930 for the year ended September 30, 2007. In addition, the unaudited pro forma results have been adjusted to reduce interest income earned by the Company on the cash paid for each acquisition. The Company estimated this interest income adjustment using an interest rate of 2.5% for the year ended September 30, 2007.

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

During the three months ended March 31, 2009, the Company changed the structure of its reporting units, which resulted in the Company having two remaining reporting units. Two previously separate reporting units were combined into one reporting unit. Given the change in reporting units as well as the decline in the Company’s market capitalization and overall operating results, the Company performed an interim impairment assessment of its goodwill at March 31, 2009 related to the three reporting units previously existing before the structure change. As part of this assessment, the Company applied a weighting to the income approach and the market approach of 60% and 40%, respectively, for two of the reporting units and 90% and 10%, respectively, for the remaining reporting unit. The weightings were determined based upon the degree of comparability of companies and acquisitions in the marketplace. As a result of the goodwill impairment assessment, during the three months ended March 31, 2009, the Company recorded a $15,266 charge relating to the impairment of goodwill. Of the $15,266 goodwill impairment charge, $5,662 related to goodwill from the acquisition of MarketingCentral and $9,604 related to goodwill from the acquisition of Sane Solutions LLC. The Company also performed a subsequent impairment assessment on the newly combined reporting unit after the change in structure, which did not indicate a further impairment. The Company determined that its other long-lived assets, including definite-lived intangible assets, were not impaired.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

During fiscal 2009, the Company performed its annual impairment assessment of goodwill at September 30, 2009, and as a result of this assessment there was no indication of impairment. During fiscal 2008, the Company performed its annual impairment assessment of goodwill at September 30, 2008, and as a result of this assessment there was no indication of impairment.

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

The following table describes changes to goodwill:

	Year Ended
	September 30,
	2009	2008

Beginning balance	$26,182	$26,160
Additions:
MarketingCentral acquisition	—	(11)
Goodwill impairment charge	(15,266)	—
Foreign exchange	27	33

Ending balance	$10,943	$26,182

Acquired intangible assets subject to amortization are comprised of the following:

	Estimated
	Useful Lives	As of September 30,
	In Years	2009	2008

Developed technology	1-8	$6,699	$6,699
Customer contracts and related customer relationships	3-14	7,556	7,556
License agreement	14	1,360	1,360
Trade name	1	44	44

		15,659	15,659
Less: Accumulated amortization of developed technology		(4,931)	(3,935)
Customer contracts and related customer relationships		(5,821)	(4,640)
License agreement		(348)	(194)
Trade name		(44)	(44)

Total accumulated amortization		(11,144)	(8,813)

Acquired intangible assets, net		$4,515	$6,846

The developed technology intangible assets are being amortized on a straight-line basis over their estimated useful lives of one to eight years. Amortization of developed technology, included as a component of cost of product revenue in the consolidated statements of operations, was $996, $1,323 and $1,135 for the years ended September 30, 2009, 2008 and 2007, respectively.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Intangible assets are expected to be amortized over a weighted-average period of 3.80 years as follows:

Year ending September 30, 2010	$1,201
2011	692
2012	585
2013	522
2014	471
2015 and thereafter	1,044

Total expected amortization	$4,515

5.	Property and Equipment

Property and equipment consists of the following:

	Estimated	As of September 30,
	Useful Life	2009	2008

Software	2-3 years	$4,635	$3,214
Office equipment	3 years	5,934	5,978
Furniture and fixtures	5 years	783	769
Leasehold improvements	Lesser of useful life or term of lease	1,512	1,447
Construction-in-progress	—	471	395

		13,335	11,803

Less: accumulated depreciation and amortization		(8,114)	(7,022)

		$5,221	$4,781

Property and equipment are stated at cost. Leasehold improvements are depreciated over the shorter of the lease term or their estimated useful lives. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. Depreciation expense, including amortization of internal-use software, for the years ended September 30, 2009, 2008 and 2007 was $2,685, $2,349 and $1,428, respectively. Repairs and maintenance charges are expensed as incurred.

6.	Restricted Cash

At September 30, 2009 and 2008, the Company had $364 and $273, respectively, of restricted cash held in certificates of deposit as collateral for letters of credit related to the security deposits on the Company’s leased facilities in Waltham, Massachusetts and Paris, France, as well as for our payroll credit facility in Australia. Restricted cash is included within other assets in the consolidated balance sheet. The restriction on cash expires upon expiration of the leases for the facilities in Waltham, Massachusetts and Paris, France in 2010, and for the payroll facility upon termination of the underlying arrangement.

7.	Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various operating leases that expire through fiscal 2012. Total rent expense under these operating leases was $3,954, $3,679 and $3,026 for the

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

years ended September 30, 2009, 2008 and 2007, respectively. Future minimum payments under operating leases as of September 30, 2009 are as follows:

Year ending September 30,
2010	$2,031
2011	496
2012	686

Total minimum lease payments	$3,213

Obligations related to operating leases denominated in foreign currencies were translated at exchange rates in effect at September 30, 2009. The Company does not believe that changes in exchange rates over the term of the lease will have a material impact on the lease obligation. In October 2009, the Company entered into an amendment to our lease in Waltham, Massachusetts and extended the lease expiration date to April 2015 while reducing the annual lease commitment compared to current rates. The total amended commitment for the lease in Waltham, Massachusetts is $7,778 through April 2015, which amends $1,367 of the lease payments in the table above.

The Company has open vendor purchase obligations in the amount of $1,841, which are expected to be paid as follows: $1,538 in 2010, $273 in 2011 and $30 in 2012.

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

Guarantees

The Company evaluates estimated losses for guarantees at the end of each reporting period. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such guarantees in its financial statements.

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

8.	Accrued Expenses

Accrued expenses consist of the following:

	As of September 30,
	2009	2008

Accrued payroll and related	$6,317	$9,681
Accrued professional fees	374	740
Acquisition-related accruals	—	27
Accrued restructuring	1,993	—
Accrued other	4,030	3,890
State sales tax accruals	366	189

	$13,080	$14,527

9.	Restructuring Charges

In the fourth quarter of fiscal 2006, the Company initiated the restructuring of certain of its operations in France to realign its resources in that region (the “2006 Restructuring”). As a result of this initiative, the Company terminated several employees resulting in restructuring charges for severance and related costs during fiscal 2006 and 2007 and a restructuring credit in fiscal 2008. The cumulative expense recorded relating to the restructuring in France was $1,210.

The following is a roll forward of the 2006 Restructuring accrual for the years ended September 30, 2008 and 2007:

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

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

In the first quarter of fiscal 2009, the Company reduced its workforce by approximately 4% and recorded a restructuring charge of $711 for one-time termination benefits to employees. The strategic reduction of workforce was designed to streamline the Company’s organization and improve its corporate performance. The remaining accrual at September 30, 2009 is expected to be paid during fiscal 2010.

The following is a rollforward of the accrual related to the restructuring initiated in the first quarter of fiscal 2009:

Restructuring accrual balance at September 30, 2008	$—
Provision for severance related costs	711
Cash payments	(583)

Restructuring accrual balance at September 30, 2009	$128

In the fourth quarter of fiscal 2009, the Company approved a plan to implement a strategic reduction of its workforce designed to streamline its organization and improve its corporate operating performance. The Company reduced its workforce by approximately 13% and recorded a restructuring charge of $2,289 for one-time termination benefits to employees. The remaining accrual at September 30, 2009 is expected to be paid during fiscal 2010.

The following is a rollforward of the accrual related to the restructuring initiated in the fourth quarter of fiscal 2009:

Restructuring accrual balance at September 30, 2008	$—
Provision for severance related costs	2,289
Cash payments	(424)

Restructuring accrual balance at September 30, 2009	$1,865

10.	Income Taxes

The following is a summary of the Company’s loss before provision for income taxes by geography:

	Year Ended September 30,
	2009	2008	2007

U.S.	$(23,875)	$(5,124)	$(3,183)
Non-U.S.	592	2,796	2,878

	$(23,283)	$(2,328)	$(305)

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The following is a summary of the Company’s income tax provision (benefit):

	Year Ended September 30,
	2009	2008	2007

Current:
Federal	$23	$(98)	$(330)
State	13	30	202
Foreign	941	1,377	479

Total current provision	977	1,309	351

Deferred:
Federal	(1,560)	5,683	(1,158)
State	(138)	477	(31)
Foreign	(788)	(58)	37

Total deferred provision (benefit)	(2,486)	6,102	(1,152)

	$(1,509)	$7,411	$(801)

Principal reconciling items from income tax computed at the U.S. statutory tax rate are as follows:

	Year Ended September 30,
	2009	2008	2007

Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
Foreign taxes, net	(0.4)	9.7	(4.7)
State taxes, net	(3.1)	(4.5)	54.1
Share-based compensation	1.0	14.2	48.5
Meals and entertainment	0.4	4.4	34.3
Research and development credit	(1.5)	(8.8)	(240.3)
Tax benefit associated with goodwill impairment charge	(5.4)	—	—
Change in valuation allowance	36.4	339.8	(115.6)
Other	0.1	(2.5)	(4.9)

Effective tax rate	(6.5)%	318.3%	(262.6)%

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The principal components of the Company’s deferred tax assets and liabilities are as follows:

	As of	As of
	September 30, 2009	September 30, 2008

Deferred tax assets:
Share-based compensation	$3,350	$2,678
Amortization of identifiable intangible assets	4,020	3,548
Tax deductible goodwill	3,351	—
Depreciation	368	364
Accrued expenses and other	598	591
Net operating loss carryforwards	2,537	592
U.S. foreign tax credit carryforwards	315	314
Research and development tax credit carryforwards	1,514	782

	16,053	8,869
Valuation allowance	(15,159)	(8,701)

Total deferred tax assets	894	168
Deferred tax liabilities:
Amortization of goodwill	(151)	(1,368)

Total deferred tax liabilities	(151)	(1,368)

Net deferred tax assets (liabilities)	$743	$(1,200)

The accounting guidance for income taxes requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance must be sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2009, the Company continued to record a full valuation allowance against all of its U.S. federal and state deferred tax assets.

During the three months ended September 30, 2009, the Company reversed all of the valuation allowance that was previously established against the deferred tax assets of its wholly owned subsidiary in France, which resulted in an income tax benefit of $248. The Company had historically provided a valuation allowance against all of these deferred tax assets due to historical losses and the uncertainty of future taxable income. However, during the fourth quarter of fiscal 2009, the Company restructured the operations of its subsidiary in France to a cost plus model, and the Company believes this will result in future taxable income from its operations in France. In addition, net operating losses generated in France have no expiration date and can be carried forward indefinitely. As a result of this positive evidence, the Company believes that it is more likely than not that all of the deferred tax assets of its subsidiary in France will now be realized and that the valuation allowance is no longer required.

For tax purposes, $23,388 of the Company’s goodwill is amortizable over 15 years. For financial statement purposes, goodwill is not amortized but is assessed annually for impairment. The tax amortization of goodwill results in a taxable temporary difference, which will not reverse until some indefinite future period when the goodwill is either impaired or written-off for financial statement purposes. Such taxable temporary differences generally cannot be used to support the realization of deferred tax assets relating to reversing temporary differences.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The Company has historically recorded a deferred tax liability for tax deductible goodwill that is not amortized for financial statement purposes, but is assessed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. During fiscal 2009, the Company recorded a $15,266 goodwill impairment charge, resulting in the recording of a deferred tax asset of $5,631 for future deductible temporary differences related to goodwill. Because of the uncertainty of realizing the future benefit of this deferred tax asset, the Company recorded a full valuation allowance against the deferred tax asset created by the goodwill impairment charge. Concurrently, the Company recorded a $1,264 tax benefit, which resulted from the reversal of the existing deferred tax liability that was previously recorded for temporary differences related to the goodwill impaired.

The Company’s subsidiary in Pune, India currently benefits from a full tax exemption under the Software Technology Parks of India program. The exemption began upon commencement of business operations in August 2005 and was scheduled to expire on March 31, 2010. The tax holiday period has since been extended by one year and is now scheduled to expire on March 31, 2011.

The Company’s wholly owned subsidiary in France is currently under audit by the tax authorities in France for the years ended September 30, 2005 through September 30, 2007.

The Emergency Economic Stabilization Act (“the Act”) was enacted in the U.S. in October, 2008. As part of the Act, the provisions of the U.S. research and development tax credit were extended to include qualified costs incurred after December 31, 2007. The Company recorded additional federal research and development credits during the quarter ended December 31, 2008 to reflect the change in tax law and the extension of the federal research and development credit. A full valuation allowance has been provided against these additional credits and no tax benefit has been recorded for them.

As of September 30, 2009, the Company has U.S. federal and state net operating loss carryforwards of $5,500 and $9,664 respectively. These net operating loss carryforwards will expire at various dates through 2030. The Company has non-U.S. net operating loss carryforwards of $1,351 as of September 30, 2009 that do not expire. The Company also has federal and state research and development tax credit carryforwards of $779 and $733, respectively. These tax credits will expire at various dates through 2030. The Company also has $314 of U.S. foreign tax credit carryforwards and these credits will expire in 2015.

The Company permanently reinvests the undistributed earnings of its foreign subsidiaries. As of September 30, 2009, the Company had approximately $5,357 of undistributed foreign earnings. It is not practicable to compute the estimated deferred tax liability on these earnings.

The Company adopted the provisions of a new accounting pronouncement related to the accounting for uncertainty in income taxes, on October 1, 2007. The Company did not record a cumulative effect adjustment to retained earnings as a result of the implementation of this accounting pronouncement. A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Balance at October 1, 2007	$991
Decrease to prior year tax positions	(313)
Increase to current year tax positions	222
Decrease related to settlements with taxing authorities	(234)

Balance at September 30, 2008	$666

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Unrecognized
Tax Benefits

Balance at October 1, 2008	$666
Increase to prior year tax positions	13
Increase to current year tax positions	231
Decrease related to lapse of statute of limitations	(94)

Balance at September 30, 2009	$816

Included in the unrecognized tax benefits at September 30, 2009 is $557 of tax benefits that, if recognized, would affect the Company’s annual effective tax rate. Of this balance, $275 relates to deferred tax assets for which a full valuation allowance would be recorded, offsetting any tax benefits that would be realized.

The Company accrues potential interest and penalties relating to unrecognized tax benefits. The Company records interest and penalties for tax deficiencies as income tax expense. The amount of accrued interest and penalties relating to unrecognized tax benefits was $56 and $0, respectively, as of September 30, 2009 and $43 and $0, respectively, as of September 30, 2008. The Company recorded a net increase to accrued interest of $13 and a net decrease to accrued interest of $26 during the years ended September 30, 2009 and September 30, 2008, respectively.

Due to the expiration of certain statutes of limitation, it is reasonably possible that the Company’s total liability for unrecognized tax benefits may decrease within the next 12 months by a range of zero to $132.

The Company files federal and state income tax returns in the United States and also files tax returns in Australia, France, India, Singapore, and the United Kingdom. These tax returns are generally open to examination by the relevant tax authorities for three to six years from the date they are filed. The tax filings related to the Company’s operations in the United States, France and India are currently open to examination for fiscal years 2006 through 2008. The tax filings for the Company’s operations in the United Kingdom and Singapore are currently open to examination for fiscal years 2003 through 2008.

11.	Stockholders’ Equity

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s common stockholders. Common stockholders are entitled to receive dividends, if any, as declared by the Board of Directors. At September 30, 2009, the Company had reserved 6,285,000 shares of common stock for the future exercise of stock options and vesting of restricted stock units authorized under its stock incentive plan as well as for stock purchases through its employee stock purchase plan.

The Company does not have a practice of repurchasing shares to satisfy share-based payment arrangements and does not expect to initiate such a repurchase during fiscal 2009.

Treasury Stock

On November 30, 2008, the Board of Directors approved a stock repurchase program which allows the Company to repurchase up to $5 million worth of the Company’s common stock on the open market or in privately negotiated transactions. As of September 30, 2009, there were 415,766 shares held as treasury stock.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Undesignated Preferred Stock

The Board of Directors and stockholders have authorized 10,000,000 shares of undesignated preferred stock, par value $0.01 per share. As of September 30, 2009 and 2008, there was no preferred stock outstanding.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income (loss), the Company’s comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on investments.

The following table presents the calculation of comprehensive loss:

	Year Ended
	September 30,
	2009	2008

Net loss	$(21,774)	$(9,739)
Other comprehensive loss:
Change in unrealized gain (loss) on short-term investments, net of tax	107	(27)
Foreign currency translation adjustments	(37)	81

Other comprehensive loss	$(21,704)	$(9,685)

12.	Equity Compensation Plans

Stock Options

In March 2005, the Board of Directors and stockholders approved the 2005 Stock Incentive Plan (the 2005 Plan). The 2005 Plan provides that the options shall be exercisable over a period not to exceed 10 years. The Board of Directors is responsible for the administration of the 2005 Plan and determines the term of each option, the option exercise price, the number of shares for which each option is exercisable and the vesting period. Options generally vest over a period of four years. The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2005 Plan. In addition, a total of 367,000 shares then available under the 2003 stock option plan (the 2003 plan) became available for grant under the 2005 plan. An additional 5,009,000 shares were reserved under the 2005 plan through October 1, 2009, in accordance with the provisions of the Plan, which require an annual increase of the shares reserved for issuance under the Plan equal to the lesser of (a) 5,000,000 shares of common stock, (b) 5% of the outstanding shares of common stock as of the opening of business on such date or (c) an amount determined by the Board of Directors.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The following is a summary of the stock option activity, including related disclosures, during the year ended September 30, 2009.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value(1)

Outstanding at September 30, 2008	2,452,000	$8.85
Granted	1,674,000	4.61
Exercised	(110,000)	4.55
Forfeited	(1,553,000)	10.04

Outstanding at September 30, 2009	2,463,000	$5.40	4.37	$6,513

Exercisable at September 30, 2009	1,146,000	$5.83	3.49	$2,999
Options at September 30, 2009 vested and expected to vest in the future	2,281,000	$5.44	4.31	$6,020

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on September 30, 2009 of $7.62 per share and the exercise price of the underlying options.

The total intrinsic value of options exercised during the years ended September 30, 2009, 2008 and 2007 was $221, $1,952 and $2,958, respectively.

Restricted Stock Units

The Company issues restricted stock unit awards (RSUs) as an additional form of equity compensation to its employees and officers, pursuant to the Company’s stockholder-approved 2005 Plan. RSUs are restricted stock awards that entitle the grantee to an issuance of stock at a nominal cost. The fair value of these RSUs was calculated based upon the Company’s closing stock price on the date of grant, and the related share-based compensation expense is being recorded over the vesting period. RSUs generally vest over a four-year period and unvested RSUs are forfeited and canceled as of the date that employment terminates. RSUs are settled in shares of the Company’s common stock upon vesting.

The following is a summary of the status of the Company’s restricted stock units as of September 30, 2009 and the activity during the year ended September 30, 2009.

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Non-vested awards at September 30, 2008	998,000	$10.29
Granted	922,000	4.35
Vested	(331,000)	10.23
Forfeited	(321,000)	7.52

Non-vested awards at September 30, 2009	1,268,000	$6.68

The Company recorded $3,722, $3,982 and $2,937 of shared-based compensation expense related to RSUs for the year ended September 30, 2009, 2008 and 2007.

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Employee Stock Purchase Plan

In March 2005, the Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (ESPP), which is designed to be qualified under Section 423 of the Internal Revenue Code. The ESPP is available to all eligible employees, who, through payroll deductions, will be able to individually purchase shares of the Company’s common stock semi-annually at a price equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the purchase period. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock for the ESPP. At September 30, 2009, 625,000 shares were reserved for future issuance under the ESPP.

13.	Segment Information

Accounting pronouncements, related to reporting and disclosures of operating segments of a business, require selected information to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views and manages its business as one reporting segment.

Geographic Data

Total assets located outside of the U.S. were 17% of total assets as of September 30, 2009 and 2008. Long-lived assets located outside of the U.S. were 16% and 14% of total long-lived assets at September 30, 2009 and 2008, respectively, or $1,096 and $1,243. Revenue for the years ended September 30, 2009, 2008 and 2007 from customers located outside the United States was 33%, 40% and 30%, respectively, of total revenue.

In the following table, revenue is determined based on the locations of customers.

	Year Ended September 30,
	2009	2008	2007

Revenues:
United States	$67,524	$73,040	$71,536
All other	33,094	48,091	30,707

	$100,618	$121,131	$102,243

Other than the United States, no individual country represented greater than 10% of total revenues in any year.

14.	Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
Year Ended September 30, 2009	Quarter	Quarter	Quarter	Quarter

Total revenue	$26,094	$23,256	$26,860	$24,408
Gross profit	19,224	17,231	19,802	18,368
Net loss	(4,098)	(16,131)	(292)	(1,253)
Net loss per common share:
Basic	$(0.20)	$(0.77)	$(0.01)	$(0.06)

Diluted	$(0.20)	$(0.77)	$(0.01)	$(0.06)

UNICA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

	First	Second	Third	Fourth
Year Ended September 30, 2008	Quarter	Quarter	Quarter	Quarter

Total revenue	$28,464	$30,787	$33,290	$28,590
Gross profit	21,259	22,670	24,748	21,013
Net income (loss)	(424)	(277)	411	(9,449)
Net income (loss) per common share:
Basic	$(0.02)	$(0.01)	$0.02	$(0.46)

Diluted	$(0.02)	$(0.01)	$0.02	$(0.46)

On October 1, 2007 the Company adopted an accounting pronouncement related to the accounting for uncertainty in income taxes, which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This accounting pronouncement also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no cumulative effect upon adoption of this accounting pronouncement.

During the three months ended March 31, 2009, Company performed an interim impairment assessment of its goodwill at March 31, 2009, and recorded a $15,266 charge relating to the impairment of goodwill.

15.	Employee Benefit Plans

On July 1, 2000, the Company adopted the Unica Corporation 401(k) Savings Plan (the 401(k) Plan). Under the 401(k) Plan, employees may elect to reduce their current compensation by an amount no greater than the statutorily prescribed annual limit and may have that amount contributed to the 401(k) Plan. The Company may make matching or additional contributions to the 401(k) Plan in amounts to be determined by management. The Company contributed $915, $485 and $477 to the 401(k) Plan for the years ended September 30, 2009, 2008 and 2007, respectively.

16.	Allowance for Doubtful Accounts

The Company offsets gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts on a monthly basis and all past due balances are reviewed individually for collectibility. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expenses.

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended September 30, 2009, 2008 and 2007:

	Balance at			Balance at
	Beginning of			End of
	Period	Provision	Write-offs	Period

Year ended September 30, 2009	87	324	(50)	361
Year ended September 30, 2008	77	117	(107)	87
Year ended September 30, 2007	141	55	(119)	77

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act, as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, Our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Management concluded that, as of September 30, 2009, our internal control over financial reporting was effective based on criteria in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of September 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 53.

Remediation of Material Weakness in Internal Control over Financial Reporting Related to the Accounting for Deferred Maintenance and Subscription Revenue

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, management concluded that as of September 30, 2008 the Company did not maintain effective internal control procedures to ensure the completeness and accuracy of deferred maintenance and subscription revenue, including the determination and reporting of deferred maintenance and subscription revenue balances as well as the recognition of maintenance and subscription revenue. Specifically, we did not:

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

Management has concluded that, as of September 30, 2009, the Company has remediated the previously reported material weakness in internal control over financial reporting relating to the accounting for deferred maintenance and subscription revenue. Prior to that date, the Company had taken the following remedial actions:

•	The Company revised its quarterly review of deferred maintenance and subscription revenue to include control procedures to ensure that ending balances are properly stated and that revenue recognized for a reporting period is complete and accurate. Standard reports have been developed to facilitate the review of maintenance and subscription revenue recognized and the reconciliation of deferred maintenance and subscription revenue balances;

•	Management has provided training to its accounting personnel on the Company’s accounting system and processes, and completed the migration of the accounting for all new transactions to a common process. The Company has instituted additional procedures and reviews to ensure that the terms of customer contracts are entered and maintained in the accounting system completely and accurately;

•	The Company documented the procedures for key order entry tasks as well as the processes related to the review and reconciliation of deferred maintenance and subscription revenue balances to help ensure that transactions are processed correctly. Such documentation will also be useful in training new personnel;

•	The Company revised its controls and procedures to ensure that revenue was recognized in the appropriate period for customers where revenue was to be recognized when collection occurred.

During the fourth quarter of fiscal 2009, the Company completed testing to validate compliance with the newly implemented policies, procedures and controls. The Company has undertaken this testing in order to demonstrate operating effectiveness over a period of time that is sufficient to support its conclusion. The Company has reviewed the results from this testing and concluded that the material weakness in its internal control over financial reporting relating to the accounting for deferred maintenance and subscription revenue was remediated as of September 30, 2009. The Company will continue to monitor the effectiveness of these procedures on a quarterly basis, and will continue to make any enhancements or changes to control procedures that management deems appropriate.

Changes in Internal Control over Financial Reporting

As described above in the paragraph titled Remediation of Material Weakness in Internal Control Over Financial Reporting Related To the Accounting for Deferred Maintenance and Subscription Revenue, there were changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. As a result of these changes, as stated above, the Company has remediated the previously reported material weakness relating to accounting for deferred maintenance and subscription revenue.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Proposal 1: Election of Class I Directors,” “Information About Continuing Directors,” “Information About Executive Officers,” “Code of Business Conduct and Ethics” and “Board Committees — Audit Committee” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities Exchange Act of 1934, as amended. This information is listed under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference. The information regarding executive officers is listed under the section captioned “Information About Executive Officers” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is set forth under the captions “Director Compensation,” “Executive Officer Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the captions “Stock Owned by Directors, Executive Officers and Greater-Than-5% Stockholders” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Information About Corporate Governance” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements are filed as part of this Annual Report on Form 10-K.

2. The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets as of September 30, 2009 and 2008

•	Consolidated Statements of Operations for the years ended September 30, 2009, 2008 and 2007

•	Consolidated Statements of Redeemable Preferred Stock, Stockholders’ Equity and Comprehensive Income for the years ended September 30, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2008 and 2007

(b) Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation(1)
3.2		Amended and Restated By-laws(1)
4.1		Specimen Certificate for shares of common stock(1)
4.2		Registration Rights Agreement, dated as of November 24, 1999, by and among the Registrant and the parties named therein, as amended(1)
10	.1*	Amended and Restated 1993 Stock Option Plan(1)
10	.2*	2003 Stock Option Plan, as amended(1)
10	.3*	2005 Stock Incentive Plan, as amended(4)
10	.4*	2005 Employee Stock Purchase Plan, as amended(10)
10	.5*	Standard form of Stock Option Agreement entered into with executive officers pursuant to the 1993 Stock Option Plan(1)
10	.6*	Standard form of Adviser’s Stock Option Agreement entered into with directors pursuant to the 1993 Stock Option Plan(1)
10	.7*	Standard form of Stock Option Agreement entered into with executive officers pursuant to the 2003 Stock Option Plan(1)
10	.8*	Standard form of Adviser’s Stock Option Agreement entered into with directors pursuant to the 2003 Stock Option Plan(1)
10	.9*	Standard form of Incentive Stock Option Agreement entered into with executive officers pursuant to the 2005 Stock Incentive Plan(1)
10	.10*	Standard form of Non-qualified Stock Option Agreement entered into with directors pursuant to the 2005 Stock Incentive Plan(1)
10	.11*	Standard form of Restricted Stock Agreement granted under 2005 Stock Incentive Plan(2)
10	.12*	Standard form of Restricted Stock Unit Agreement granted under 2005 Stock Incentive Plan(3)
10.13		Lease, dated as of December 20, 2002, by and between the Registrant and Mortimer B. Zuckerman and Edward H. Linde, Trustees of Tracer Lane Trust II, as amended(1)
10	.14*	Form of Indemnification Agreement entered into by and between the Registrant and each of its executive officers and directors(1)

Exhibit
Number		Description

10	.15*	Fiscal 2009 Executive Incentive Plan(9)
10.16		Letter Agreement between the Registrant and Richard Hale, dated January 8, 2007(6)
10.17		Agreement and Plan of Merger, dated July 9, 2007, by and among the Registrant, MRB Acquisition Corp. and MarketingCentral L.L.C.(8)
10.18		Form of Executive Retention Agreement(11)
10.19		Form of Performance Based Nonstatutory Stock Option Agreement Granted Under 2005 Stock Incentive Plan(12)
10.20		Transition Agreement dated April 8, 2009 between Unica Corporation and Eric Schnadig(13)
14.1		Code of Business Conduct and Ethics(1)
21	.1#	List of Subsidiaries
23	.1#	Consent of PricewaterhouseCoopers LLP
31	.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed herewith

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-1 (File No. 333-120615)

(2)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on December 19, 2005 (File No. 000-51461)

(3)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 14, 2006 (File No. 000-51461)

(4)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 15, 2006 (File No. 000-51461)

(5)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 14, 2006 (File No. 000-51461)

(6)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 9, 2007 (File No. 000-51461)

(7)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on June 29, 2007 (File No. 000-51461)

(8)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with SEC on July 13, 2007 (File No. 000-51461)

(9)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with SEC on February 11, 2008 (File No. 000-51461)

(10)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with SEC on May 12, 2008 (File No. 000-51461)

(11)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on December 17, 2008 (File No. 000-51461)

(12)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 2, 2009 (File No. 000-51461)

(13)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on April 8, 2009 (File No. 000-51461)

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
Kevin P. Shone
Senior Vice President and Chief Financial Officer

Date: December 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of December 10, 2009.

Signature	Title

/s/ Yuchun Lee Yuchun Lee	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Kevin P. Shone Kevin P. Shone	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

/s/ Aron J. Ain Aron J. Ain	Director

/s/ Gary E. Haroian Gary E. Haroian	Director

/s/ Carla Hendra Carla Hendra	Director

/s/ Louis Hernandez, Jr. Louis Hernandez, Jr.	Director

/s/ James A. Perakis James A. Perakis	Director

/s/ Robert P. Schechter Robert P. Schechter	Director

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation(1)
3.2		Amended and Restated By-laws(1)
4.1		Specimen Certificate for shares of common stock(1)
4.2		Registration Rights Agreement, dated as of November 24, 1999, by and among the Registrant and the parties named therein, as amended(1)
10	.1*	Amended and Restated 1993 Stock Option Plan(1)
10	.2*	2003 Stock Option Plan, as amended(1)
10	.3*	2005 Stock Incentive Plan, as amended(4)
10	.4*	2005 Employee Stock Purchase Plan, as amended(10)
10	.5*	Standard form of Stock Option Agreement entered into with executive officers pursuant to the 1993 Stock Option Plan(1)
10	.6*	Standard form of Adviser’s Stock Option Agreement entered into with directors pursuant to the 1993 Stock Option Plan(1)
10	.7*	Standard form of Stock Option Agreement entered into with executive officers pursuant to the 2003 Stock Option Plan(1)
10	.8*	Standard form of Adviser’s Stock Option Agreement entered into with directors pursuant to the 2003 Stock Option Plan(1)
10	.9*	Standard form of Incentive Stock Option Agreement entered into with executive officers pursuant to the 2005 Stock Incentive Plan(1)
10	.10*	Standard form of Non-qualified Stock Option Agreement entered into with directors pursuant to the 2005 Stock Incentive Plan(1)
10	.11*	Standard form of Restricted Stock Agreement granted under 2005 Stock Incentive Plan(2)
10	.12*	Standard form of Restricted Stock Unit Agreement granted under 2005 Stock Incentive Plan(3)
10.13		Lease, dated as of December 20, 2002, by and between the Registrant and Mortimer B. Zuckerman and Edward H. Linde, Trustees of Tracer Lane Trust II, as amended(1)
10.14		Form of Indemnification Agreement entered into by and between the Registrant and each of its executive officers and directors(1)
10	.15*	Fiscal 2009 Executive Incentive Plan(9)
10.16		Letter Agreement between the Registrant and Richard Hale, dated January 8, 2007(6)
10.17		Agreement and Plan of Merger, dated July 9, 2007, by and among the Registrant, MRB Acquisition Corp. and MarketingCentral L.L.C.(8)
10.18		Form of Executive Retention Agreement(11)
10.19		Form of Performance Based Nonstatutory Stock Option Agreement Granted Under 2005 Stock Incentive Plan(12)
10.20		Transition Agreement dated April 8, 2009 between Unica Corporation and Eric Schnadig(13)
14.1		Code of Business Conduct and Ethics(1)
21	.1#	List of Subsidiaries
23	.1#	Consent of PricewaterhouseCoopers LLP
31	.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed herewith

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-1 (File No. 333-120615)

(2)	Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K filed with the SEC on December 19, 2005 (File No. 000-51461)

(3)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 14, 2006 (File No. 000-51461)

(4)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 15, 2006 (File No. 000-51461)

(5)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 14, 2006 (File No. 000-51461)

(6)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 9, 2007 (File No. 000-51461)

(7)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on June 29, 2007 (File No. 000-51461)

(8)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on July 13, 2007 (File No. 000-51461)

(9)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on February 11, 2008 (File No. 000-51461)

(10)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 12, 2008 (File No. 000-51461)

(11)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on December 17, 2008 (File No. 000-51461)

(12)	Incorporated by reference to the exhibits to the Registrant’s quarterly report on Form 10-Q filed with the SEC on February 2, 2009 (File No. 000-51461)

(13)	Incorporated by reference to the exhibits to the Registrant’s current report on Form 8-K filed with the SEC on April 8, 2009 (File No. 000-51461)