Form 10-Q
period 2009-12-31
UNICA CORP
filed 2010-02-09
CIK 1138804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of February 1, 2010 was 21,085,000.

UNICA CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED December 31, 2009

PART I — Financial Information
Item 1. Financial Statements
UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	September 30,
	2009	2009
ASSETS
Current assets:

Cash and cash equivalents	$49,765	$50,314
Accounts receivable, net of allowance for doubtful accounts of $417 and $361, respectively	22,258	16,514
Prepaid expenses and other current assets	5,319	4,731

Total current assets	77,342	71,559

Property and equipment, net	5,832	5,221
Acquired intangible assets, net	4,128	4,515
Goodwill	10,894	10,943
Deferred tax assets, long-term, net of valuation allowance	894	894
Other assets	717	749

Total assets	$99,807	$93,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,200	$1,332
Accrued expenses	11,978	13,080
Deferred revenue	36,325	35,069

Total current liabilities	51,503	49,481
Long-term deferred revenue	2,822	1,250
Other long-term liabilities	337	337

Total liabilities	54,662	51,068
Commitments, contingencies, and guarantees (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized — 90,000,000 shares; 21,484,808 shares issued and 21,069,042 shares outstanding at December 31, 2009; 21,254,632 shares issued and 20,758,131 shares outstanding at September 30, 2009	215	213
Additional paid-in capital	73,833	73,267
Accumulated deficit	(27,445)	(29,209)
Treasury stock, at cost	(1,920)	(1,920)
Accumulated other comprehensive income	462	462

Total stockholders’ equity	45,145	42,813

Total liabilities and stockholders’ equity	$99,807	$93,881

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended December 31,
	2009	2008
Revenue:
License	$5,487	$6,460
Maintenance and services	14,405	15,356
Subscription	5,236	4,278

Total revenue	25,128	26,094
Costs of revenue:
License	522	636
Maintenance and services	4,270	5,221
Subscription	1,965	1,013

Total cost of revenue	6,757	6,870

Gross profit	18,371	19,224

Operating expenses:
Sales and marketing	8,818	11,022
Research and development	4,069	5,446
General and administrative	4,254	3,957
Restructuring charges	31	754
Amortization of acquired intangible assets	123	485
Transaction fees	147	—

Total operating expenses	17,442	21,664

Income (loss) from operations	929	(2,440)
Other income:
Interest income, net	87	240
Other expense, net	(70)	(1,117)

Total other income	17	(877)

Income (loss) before income taxes	946	(3,317)
Provision for (benefit from) income taxes	(818)	781

Net income (loss)	$1,764	$(4,098)

Net income (loss) per common share:
Basic	$0.08	$(0.20)

Diluted	$0.08	$(0.20)

Shares used in computing net loss per common share:
Basic	20,920,000	20,802,000

Diluted	21,732,000	20,802,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income ( loss)	$1,764	$(4,098)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	746	742
Amortization of capitalized software development costs	43	37
Amortization of acquired intangible assets	351	797
Provision for bad debt	56	—
Share-based compensation expense	1,104	1,296
Foreign currency translation loss	(6)	—
Provision for (benefit from) deferred income taxes	20	(25)
Changes in operating assets and liabilities:
Accounts receivable	(5,834)	(1,067)
Prepaid expenses and other current assets	(597)	1,728
Other assets	(7)	181
Accounts payable	1,873	(1,178)
Accrued expenses	(1,073)	(1,506)
Deferred revenue	2,859	831

Net cash provided by (used in) operating activities	1,299	(2,262)
Cash flows from investing activities:
Purchases of property and equipment	(1,111)	(244)
Cash collected from license acquired in acquisition	36	38
Capitalization of software development costs	(152)	(285)
Proceeds from sales and maturities of investments	—	2,042
Purchases of investments	—	(898)
Increase in restricted cash	—	(69)

Net cash (used in) provided by investing activities	(1,227)	584

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and employee stock purchase plans	115	33
Purchases of treasury shares	—	(298)
Payment of withholding taxes in connection with settlement of restricted stock units	(677)	(191)

Net cash (used in) financing activities	(562)	(456)
Effect of exchange rate changes on cash and cash equivalents	(59)	(488)

Net (decrease) in cash and cash equivalents	(549)	(2,622)
Cash and cash equivalents at beginning of period	50,314	35,799

Cash and cash equivalents at end of period	$49,765	$33,177

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(In thousands, except share and per share data)
1. Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring items, to fairly present the results of the interim periods in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP), have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to ensure the information presented is not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, and current reports on Form 8-K filed with the Securities and Exchange Commission. The interim period results are not necessarily indicative of the results to be expected for any subsequent interim period or for the full year.
     Fair Value of Financial Instruments
     The carrying amounts of the Company’s financial instruments, which included accounts receivable, accounts payable and accrued expenses, approximated their fair values at December 31, 2009 and September 30, 2009, due to the short-term nature of these instruments.
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
     If the Company were to determine that services are essential to the functionality of software in an arrangement, the license or subscription and services revenue from the arrangement would be recognized pursuant to the accounting for performance of construction-type contracts. In such cases, it is expected that the Company would be able to make reasonably dependable estimates relative to the extent of progress toward completion by comparing the total hours incurred to the estimated total hours for the arrangement and, accordingly, would apply the percentage-of-completion method. If the Company were unable to make reasonably dependable estimates of progress towards completion, then it would use the completed-contract method, under which revenue is recognized only upon completion of the services. If total cost estimates exceed the anticipated revenue, then the estimated loss on the arrangement is recorded at the inception of the arrangement or at the time the loss becomes apparent.
     The Company generally enters into subscription arrangements for term licenses that include, on a bundled basis, (a) the right to use its software for a specified period of time, (b) updates and upgrades to its software on a when and if available basis, and (c) technical support. In subscription arrangements for term licenses, where services are not deemed essential to the functionality of the software products, and fair value has not been established for the subscription element, revenue for both the subscription and services is recognized ratably over the term of the arrangement, once the only remaining undelivered element to the arrangement is post-contract customer support.
     Subscription arrangements for on demand services generally include: (a) a subscription fee for hosted services and technical support and (b) optional professional services for consulting, training and other services. Revenue related to subscription fees for on demand services is recognized ratably over the term of the arrangement commencing at the point when the end-user is provided access to the underlying software. Revenue related to professional services is recognized ratably over the term of the arrangement commencing at the point when such services are delivered, provided that the end-user is given access to the underlying software.
     For all of our software arrangements, the Company does not recognize revenue until it can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. In making these judgments, the Company evaluates these criteria as follows:
•	Evidence of an arrangement. For the majority of its arrangements, the Company considers a non-cancelable agreement to be persuasive evidence of an arrangement. In transactions below a certain dollar threshold involving the sale of our Unica NetInsight product, the Company considers a purchase order signed by the customer to be persuasive evidence of an arrangement.

•	Delivery. The Company considers delivery to have occurred when a CD or other medium containing the licensed software is provided to a common carrier or, in the case of electronic delivery, the customer is given electronic access to the licensed software. The Company’s typical end-user license agreement does not include customer acceptance provisions.

•	Fixed or determinable fee. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our normal payment terms. If the fee is subject to refund or adjustment, the Company recognizes revenue when the refund or adjustment right lapses. If the payments are due beyond the Company’s normal terms, it recognizes the revenue as amounts become due and payable or as cash is collected.

•	Collection is deemed probable . Customers are evaluated for creditworthiness through the Company’s credit review process at the inception of the arrangement. Collection is deemed probable if, based upon our evaluation, the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company cannot conclude that collection is probable, it defers the revenue, and recognizes the revenue upon cash collection.
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
     The Company considers all highly liquid investments with maturities of between 91 and 365 days as of the balance sheet date to be short-term investments, and investments with maturities greater than 365 days as of the balance sheet date to be long-term investments. Unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss) within stockholders’ equity
     The Company did not hold any investments as of December 31, 2009 and September 30, 2009.
     Effective October 1, 2008, the Company adopted an accounting pronouncement which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The pronouncement clarifies that fair value is an exchange price, representing the amount that would be received in an orderly transaction between market participants, upon the sale of an asset or a payment to transfer a liability (an exit price) in the principal or most advantageous market for such asset or liability. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements for financial and non-financial assets and liabilities carried at fair value.
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

     The Company uses the market approach to measure the fair value of its financial assets by obtaining prices and other relevant information generated by market transactions involving identical or comparable assets. The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at December 31, 2009:

		Fair Value Measurements
		at Reporting Date Using
	Total Fair Value at
	December 31, 2009	Level 1	Level 2	Level 3
Money market funds	$37,446	$37,446	$—	$—

4. Comprehensive Income (Loss)
     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income (loss), comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Beginning in the first quarter of fiscal 2010, the functional currency of the Company’s foreign subsidiary in France was changed from the Euro to the U.S. dollar. As such, any foreign exchange impact of remeasuring assets, liabilities and operations of the French subsidiary were recorded within other income (expense) in the condensed consolidated statement of operations for the three months ended December 31,2009. As a result, the functional currency of all of the Company’s foreign subsidiaries is the U.S. dollar.
     The following table presents the calculation of comprehensive income (loss):

	Three Months Ended
	December 31,
	2009	2008
Net income (loss)	$1,764	$(4,098)
Other comprehensive income, net of tax effects:
Change in unrealized gain on investments, net of tax	—	69
Foreign currency translation adjustments	—	(54)

Other comprehensive income	—	15

Comprehensive income (loss)	$1,764	$(4,083)

5. Net Income (Loss) Per Common Share
     Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income (loss) per common share gives effect to all dilutive securities, including stock options and restricted stock units using the treasury stock method. For the three months ended December 31, 2009 and 2008, the Company had only one class of security, common stock, outstanding.
     The following table presents the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended
	December 31,
	2009	2008
Net income (loss)	$1,764	$(4,098)

Weighted-average shares of common stock outstanding	20,920,000	20,802,000
Dilutive effect of common stock equivalents	812,000	—

Weighted-average shares used in computing diluted net loss per common share	21,732,000	20,802,000

Basic net income (loss) per common share	$0.08	(0.20)
Diluted net income (loss) per common share	$0.08	$(0.20)
     Weighted-average common stock equivalents of 1,259,882 and 3,864,383 were excluded from the calculation of diluted net income (loss) per common share for the three months ended December 31, 2009 and 2008, respectively, as their inclusion would be anti-dilutive.
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

	Range of	Gross
	Useful Lives	Carrying	Accumulated	Net Book
	In Years	Value	Amortization	Value
As of December 31, 2009:
Developed technology	1-8	$6,699	$(5,159)	$1,540
Customer contracts and related customer relationships	3-14	7,556	(5,943)	1,613
License agreement	14	1,360	(385)	975
Trade name	1	44	(44)	—

Total intangible assets		$15,659	$(11,531)	$4,128

As of September 30, 2009:
Developed technology	1-8	$6,699	$(4,931)	$1,768
Customer contracts and related customer relationships	3-14	7,556	(5,821)	1,735
License agreement	14	1,360	(348)	1,012
Trade name	1	44	(44)	—

Total intangible assets		$15,659	$(11,144)	$4,515

     The following table describes changes to goodwill during the three months ended December 31, 2009:

Balance as of September 30, 2009:
Goodwill	$26,209
Accumulated impairment losses	(15,266)

10,943

Foreign currency translation adjustments	(49)

Balance as of December 31, 2009:
Goodwill	26,160

Accumulated impairment losses	(15,266)

$10,894

     The Company recorded amortization expense for acquired intangible assets of $351 and $797 for the three months ended December 31, 2009 and 2008, respectively. Amortization of developed technology, included as a component of cost of license revenue in the consolidated statements of operations, was $228 and $312 for the three months ended December 31, 2009 and 2008, respectively.

     Intangible assets are expected to be amortized over a weighted-average period of 4.08 years as follows:

Year ending September 30, 2010	$814
2011	692
2012	585
2013	522
2014	471
2015 and thereafter	1,044

Total expected amortization	$4,128

7. Software Development Costs
     The Company evaluates whether to capitalize or expense development costs of computer software to be sold in accordance with established accounting standards. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company has defined technological feasibility as the completion of a working model. During the three months ended December 31, 2009 and 2008, $0 and $104, respectively, of software development costs were capitalized. Amortization expense during the three months ended December 31, 2009 and 2008 was $43 and $37, respectively. The net book value of software development costs was $153 and $196 at December 31, 2009 and September 30, 2009, respectively.
     The Company capitalizes certain costs of software developed or obtained for internal use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, beginning when the software is ready for its intended use. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three months ended December 31, 2009 and 2008, $178 and $181, respectively, of internal-use software costs were capitalized. Amortization expense during the three months ended December 31, 2009 and 2008 was $67 and $0, respectively. The net book value of internal-use software costs was $995 and $884 at December 31, 2009 and September 30, 2009, respectively.
8. Accounting for Share-Based Compensation
     The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. In addition, the benefits of tax deductions in excess of recognized share-based compensation are reported as a financing activity rather than an operating activity in the statement of cash flows. This requirement reduces net operating cash flows and increases net financing cash flows, and only to the extent the benefit is realizable in the current period.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the model and the resulting estimated fair value for option grants during the applicable period were as follows:

	Three Months ended
	December 31,
	2009	2008
Dividend yield	—	—
Volatility	64%	58%
Risk-free interest rate	1.23%	1.11% to 1.53%
Weighted-average expected option term (in years)	4.1	4.1
Weighted-average fair value per share of options granted	$3.37	$1.86
Weighted-average fair value per share of restricted stock awards granted	$6.79	$4.07
     The fair value of employee stock purchase plan (ESPP) awards is estimated on the date of grant using the Black Scholes option pricing model. The assumptions used in the model and the resulting estimated fair value grants during the applicable period are as follows:

	Three Months ended
	December 31,
	2009	2008
Dividend yield	—	—
Volatility	50%	50%
Risk-free interest rate	0.26%	2.00%
Weighted-average expected option term (in years)	0.5	0.5
Weighted-average fair value per share of options granted	$1.83	$2.68
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
     The weighted-average exercise price of the options granted under the stock option plans for the three months ended December 31, 2009 and 2008 was $6.79 and $4.05, respectively.
     The components of share-based compensation expense were as follows:

	Three Months Ended December 31,
	2009	2008
Stock options	$382	$525
Restricted stock units	671	689
Employee stock purchase plan	51	82

Total share-based compensation	$1,104	$$1,296

     Cost of revenue and operating expenses include share-based compensation expense as follows :

	Three Months Ended December 31,
	2009	2008
Cost of license revenue	$4	$17
Cost of maintenance and services revenue	247	217
Sales and marketing expense	316	523
Research and development expense	157	234
General and administrative expense	380	305

Total share-based compensation expense	$1,104	$1,296

     The Company expects to record the unamortized portion of share-based compensation expense for existing stock options and restricted stock units outstanding at December 31, 2009, over a weighted-average period of 2.12 years, as follows:

Year Ending September 30,
2010 (remainder)	$3,458
2011	3,928
2012	2,804
2013	1,794
2014	567

Total unamortized share-based compensation	$12,551

9. Equity Compensation Plans
Stock Options
     In March 2005, the Board of Directors and stockholders approved the 2005 Stock Incentive Plan, (the 2005 Plan). The 2005 Plan provides that the options shall be exercisable over a period not to exceed 10 years. The Board of Directors is responsible for the administration of the 2005 Plan and determines the term of each option, the option exercise price, the number of shares for which each option is exercisable, and the vesting period. Options generally vest over a period of four years. The Company has reserved for issuance an aggregate of 1,500,000 shares of common stock under the 2005 Plan. In addition, a total of 367,000 shares then available under the 2003 stock option plan (the 2003 Plan) became available for grant under the 2005 plan. An additional 5,009,000 shares were reserved under the 2005 Plan through October 1, 2009, in accordance with the provisions of the Plan, which require an annual increase of shares reserved for issuance under the Plan equal to the lesser of (a) 5,000,000 shares of common stock, (b) 5% of the outstanding shares of common stock as of the opening of business on such date or (c) an amount determined by the Board of Directors.
     The following is a summary of the Company’s stock options activity, including related disclosures, during the three months ended December 31, 2009.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(1)
Outstanding at September 30, 2009	2,463,000	$5.40	4.37 yrs	$6,513
Granted	535,000	6.79
Exercised	(25,000)	3.99
Forfeited	(126,000)	7.62

Outstanding at December 31, 2009	2,847,000	5.58	4.60 yrs	$7,018

Exercisable at December 31, 2009	1,113,000	5.59	3.54 yrs	$3,159

Options at December 31, 2009 vested and expected to vest	2,584,000	5.55	4.51 yrs	$6,518

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on December 31, 2009, the last trading day of the period, of $7.75 per share, and the exercise price of the underlying options. The total intrinsic value of options exercised during the three months ended December 31, 2009 was $84. The total intrinsic value of options exercised during the three months ended December 31, 2008 was $14.
Restricted Stock Units
     The Company issues restricted stock units (RSUs) as an additional form of equity compensation to its employees and officers, pursuant to the Company’s stockholder-approved 2005 Plan. RSUs are restricted stock awards that entitle the grantee to an issuance of stock upon vesting. The fair value of the RSUs was calculated based upon the Company’s closing stock price on the date of grant, and the related share-based compensation expense is being recorded over the vesting period. RSUs generally vest over a four-year period and unvested RSUs are forfeited and canceled as of the date that employment terminates. RSUs are settled in shares of the Company’s common stock upon vesting. The following is a summary of the status of the Company’s restricted stock units as of December 31, 2009 and the activity during the three months ended December 31, 2009.

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested awards at September 30, 2009	1,268,000	$6.68
Granted	543,000	6.79
Vested	(304,000)	6.45
Forfeited	(40,000)	7.39

Nonvested awards at December 31, 2009	1,467,000	6.60

     The Company recorded $671 of share-based compensation expense related to RSUs for the three months ended December 31, 2009. As of December 31, 2009, there was unrecognized compensation cost related to RSUs totaling $8,950, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.24 years.
Employee Stock Purchase Plan
     In March 2005, the Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (ESPP) which is qualified under Section 423 of the Internal Revenue Code. The ESPP is available to all eligible employees, who, through payroll deductions, will be able to individually purchase shares of the Company’s common stock semi-annually at a price equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the purchase period. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock for the ESPP. At December 31, 2009, 625,000 shares were reserved for future issuance under the ESPP.
10. Restructuring Charges
     During the three months ended December 31, 2008, the Company reduced its workforce by approximately 4% and recorded a restructuring charge of $754 for one-time termination benefits to employees. The following is a rollforward of the restructuring accrual for the three months ended December 31, 2009:

Restructuring accrual balance at September 30, 2009	$128
Cash payments and foreign exchange impact	(128)

Restructuring accrual balance at December 31, 2009	$0

     In the fourth quarter of fiscal 2009, the Company approved a plan to implement a strategic reduction of its workforce designed to streamline its organization and improve its corporate operating performance. The Company reduced its workforce by approximately 13% and recorded a restructuring charge of $2,289 for one-time termination benefits to employees.
     The following is a rollforward of the accrual related to the restructuring initiated in the fourth quarter of fiscal 2009:

Restructuring accrual balance at September 30, 2009	$1,865
Adjustment to severance related costs	31
Cash payments and foreign exchange impact	(1,642)

Restructuring accrual balance at December 31, 2009	$254

11. Commitments, Contingencies and Guarantees
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
     For the three months ended December 31, 2009, the Company recorded a tax benefit of $818. The tax benefit primarily related to the reversal of $1,318 of valuation allowance, previously recorded against certain U.S. federal deferred tax assets, due to the carryback of the Company’s 2009 net operating loss to fiscal 2004 and 2005 pursuant to the Worker, Homeownership, and Business Act, which was enacted on November 6, 2009. Prior to this change in tax law, which increased the carryback period for certain net operating losses from two to five years, the Company had recorded a full valuation allowance against the related deferred tax assets.
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
Geographic Data
     The following table presents revenue from unaffiliated customers by geographic region and is determined based on the locations of customers.

	Three Months Ended December 31,
	2009	2008
United States	$16,666	$16,335
All Other	8,462	9,759

Total	$25,128	$26,094

     The following table presents information about the Company’s long-lived assets by geographic region:

	December 31,	September 30,
	2009	2009
North America	$6,238	$5,768
International	1,205	1,096

Total	$7,443	$6,864

14. Recent Accounting Pronouncements
     In September 2009, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides another alternative for establishing fair value for a deliverable. When vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective for fiscal years beginning after June 15, 2010, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial position and results of operations.
     In September 2009, the FASB issued authoritative guidance on software-enabled products. Under this guidance, tangible products that have software components that are essential to the functionality of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is essential to the functionality. Software-enabled products will now be subject to other revenue guidance and will follow the above new guidance for multiple deliverable arrangements. This guidance is effective in fiscal 2011 and early adoption is permitted. We are currently evaluating the impact of this guidance on our financial position and results of operations.
15. Subsequent Events
     The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events. The Company performed this evaluation through February 9, 2010, the date on which its financial statements were issued.
Acquisitions
     On January 12, 2010, the Company acquired by merger Pivotal Veracity LLC for $17,800 in cash. On February 1, 2010, the Company acquired the paid search bid management business, MakeMeTop, from Microchannel Ltd. for $1,750 in cash. The acquisitions will be accounted for as purchase transactions, during the three months ended March 31, 2010, and as such the results of operations of Pivotal Veracity LLC and MakeMeTop will be consolidated with the Company beginning on January 12, 2010 and February 1, 2010, respectively. The Company is currently assessing the accounting related to these acquisitions and anticipates disclosing the purchase price allocations, including the amount of goodwill to be recorded, in its fiscal 2010 second quarter Form 10-Q.

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
     Management evaluates our financial condition and operating results based on many factors, including license revenue, subscription revenue, maintenance revenue, services revenue, costs of revenue, operating expenses, income from operations, cash flow from operations, total cash and cash equivalents and total liabilities. Management reviews these factors on an ongoing basis and measures them quarterly. In previous filings we have disclosed that license revenue has decreased due to longer sales cycles, delayed decision making and lack of commitment to large capital expenditures by our customers due to the macro-economic environment. While sales cycles are considered extended compared to those of fiscal 2008 and prior, we have experienced in the current quarter an increase in perpetual license sales compared to the previous three quarters. While it is possible that this trend of increased demand for perpetual licensed software will continue throughout fiscal 2010, we have also experienced growth in our subscription revenue in recent quarters given the lower upfront operating expense needed for a subscription license as compared to the higher upfront perpetual license capital expenditure. We expect that subscription revenue will continue to be an attractive licensing model to our customers given the current economic environment, and consistent with disclosures in prior filings, we expect to have limited visibility into future license revenue.
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
     Services. We sell implementation services and training on a time-and-materials basis and generally recognize revenue when the services are performed; however, in certain circumstances, these services may be priced on a fixed-fee basis and recognized as revenue using a proportional performance method. For services and subscription fees combined into a single unit of accounting, where both are recognized ratably over the expected economic life of an arrangement, we report the services portion of these revenues separately based on vendor-specific objective evidence, or VSOE, of fair value for those services. Services revenue also includes billable travel, lodging and other out-of-pocket expenses incurred as part of delivering services to our customers.
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
     Cost of maintenance and services revenue consists primarily of (a) salaries, other labor-related costs, share-based compensation, facilities and other overhead related to professional services and technical support personnel, and (b) expenses for services provided by subcontractors for professional services and related out-of-pocket expenses.
     Cost of subscription revenue includes (a) an allocation of labor related and overhead costs associated with technical support, documentation and professional services personnel, (b) costs associated with hosting-related activities and (c) amortization of internal-use software costs.

     Operating Expenses
     Sales and Marketing. Sales and marketing expense consists primarily of (a) salaries, other labor related costs and share-based compensation related to sales and marketing personnel, (b) commissions and bonuses, (c) travel, lodging and other out-of-pocket expenses, (d) marketing programs such as trade shows and advertising, and (e) facilities and other related overhead. The total amount of commissions expense related to a perpetual license, subscription or maintenance arrangement is recorded during the fiscal quarter in which it is earned.
     Research and Development. Research and development expense consists primarily of (a) salaries, other labor related costs and share-based compensation related to employees working on the development of new products, enhancement of existing products, quality assurance and testing and (b) facilities and other related overhead. During the three months ended December 31, 2009 and 2008, $178,000 and $285,000 respectively, of software development costs were capitalized.
     General and Administrative. General and administrative expense consists primarily of (a) salaries, other labor-related costs and share-based compensation related to general and administrative activities, (b) accounting, legal and other professional fees, and (c) facilities and other related overhead.
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

     For perpetual license agreements, we generally estimate the fair value of the maintenance portion of an arrangement based on the maintenance renewal price for that arrangement. In multiple-element perpetual license arrangements where maintenance is sold for less than fair value, we defer the contractual price of the maintenance plus the difference between such contractual price and the fair value of maintenance over the expected life of the product. A corresponding reduction in license revenue is made. The fair value of the professional services portion of perpetual license arrangements is based on the rates that are charged for these services when sold separately. If, in our judgment, evidence of fair value cannot be established for the undelivered elements in a multiple-element arrangement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the elements for which evidence of fair value could not be established are delivered.
     Revenue for implementation services of software products that are not deemed essential to the functionality of the software products is recognized separately from license and subscription revenue. Generally these services are priced on a time-and-materials basis and recognized as revenue when services are performed; however, in certain circumstances these services may be priced on a fixed-fee basis and recognized as revenue under the proportional performance method. In cases where VSOE of fair value does not exist for the undelivered elements in a software license arrangement, services revenue is deferred and recognized over the period of performance of the final undelivered element. We also defer the direct and incremental costs of providing the services and amortize those costs over the period revenue is recognized.
     If we were to determine that services are essential to the functionality of software in an arrangement, the license or subscription and services revenue from the arrangement would be recognized pursuant to the accounting for performance of construction-type contracts. In such cases, it is expected that we would be able to make reasonably dependable estimates relative to the extent of progress toward completion by comparing the total hours incurred to the estimated total hours for the arrangement and, accordingly, would apply the percentage-of-completion method. If we were unable to make reasonably dependable estimates of progress towards completion, then it would use the completed-contract method, under which revenue is recognized only upon completion of the services. If total cost estimates exceed the anticipated revenue, then the estimated loss on the arrangement is recorded at the inception of the arrangement or at the time the loss becomes apparent.
     We generally enter into subscription arrangements for term licenses that include, on a bundled basis, (a) the right to use our software for a specified period of time, (b) updates and upgrades to our software on a when and if available basis, and (c) technical support. In subscription arrangements for term licenses, where services are not deemed essential to the functionality of the software products, and fair value has not been established for the subscription element, revenue for both the subscription and services is recognized ratably over the term of the arrangement, once the only remaining undelivered element to the arrangement is post-contract customer support.
     Subscription arrangements for on demand services generally include: (a) a subscription fee for hosted services and technical support and (b) optional professional services for consulting, training and other services. Revenue related to subscription fees for on demand services is recognized ratably over the term of the arrangement commencing at the point when the end-user is provided access to the underlying software. Revenue related to professional services is recognized ratably over the term of the arrangement commencing at the point when such services are delivered, provided that the end-user is given access to the underlying software.
     For all of our software arrangements, we do not recognize revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. In making these judgments, we evaluate these criteria as follows:
•	Evidence of an arrangement. For the majority of our arrangements, we consider a non-cancelable agreement to be persuasive evidence of an arrangement. In transactions below a certain dollar threshold, we consider a purchase order signed by the customer to be persuasive evidence of an arrangement.

•	Delivery. We consider delivery to have occurred when a CD or other medium containing the licensed software is provided to a common carrier or, in the case of electronic delivery, the customer is given electronic access to the licensed software. Our typical end-user license agreement does not include customer acceptance provisions.

•	Fixed or determinable fee. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our normal payment terms. If the fee is subject to refund or adjustment, we recognize revenue when the refund or adjustment right lapses. If the payments are due beyond our normal terms, we recognize the revenue as amounts become due and payable or as cash is collected.

•	Collection is deemed probable. Customers are evaluated for creditworthiness through our credit review process at the inception of the arrangement. Collection is deemed probable if, based upon our evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we cannot conclude that collection is probable, we defer the revenue, and recognize the revenue upon cash collection.
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
Allowance for Doubtful Accounts
     In addition to our initial credit evaluations at the inception of arrangements, we regularly assess our ability to collect outstanding customer invoices and in so doing must make estimates of the collectability of accounts receivable. We provide an allowance for doubtful accounts when we determine that the collection of an outstanding customer receivable is not probable. We specifically analyze accounts receivable and historical bad debts experience, customer creditworthiness, and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. If any of these factors change, our estimates may also change, which could affect the level of our future provision for doubtful accounts.
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
     For options and other share-based compensation awards, we recognize compensation expense on a straight-line basis over the requisite service period of the award. In addition, certain tax effects of share-based compensation are reported as a financing activity rather than an operating activity in the statement of cash flows.
Goodwill, Other Intangible Assets and Long-Lived Assets
     Goodwill represents the excess of the purchase price over the fair value of net assets associated with various acquisitions and is not subject to amortization. We allocated a portion of each purchase price to intangible assets, including customer contracts and related customer relationships, developed technology, trade names and acquired licenses that are being amortized over their estimated useful lives of one to 14 years. We also allocated a portion of each purchase price to tangible assets and assessed the liabilities to be recorded as part of the purchase price. The estimates we made in allocating each purchase price to tangible and intangible assets, and in assessing liabilities recorded as part of the purchase, involved the application of judgment, which could significantly affect our operating results and financial position.

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
Software Development Costs
     We evaluate whether to capitalize or expense software development costs of computer software to be sold or leased in accordance with established accounting standards. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. We amortize software development costs over their estimated useful lives of two years. During the three months ended December 31, 2009 and 2008, $0 and $104,000, respectively, of software development costs were capitalized.
     We capitalize certain costs of software developed or obtained for internal use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We amortize internal-use software development costs over their estimated useful lives of three years. During the three months ended December 31, 2009 and 2008, we capitalized $178,000 and $181,000 respectively, of internal-use software development costs.
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
     The accounting standards for income taxes require that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance must be sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period under the tax laws. Based on the weight of all of the available evidence, we have determined that it is more likely than not that all of our U.S. federal and state deferred tax assets will not be realized and we provide a full valuation allowance against all of our U.S. federal and state deferred tax assets. As a result, we have not recorded any tax benefit for the estimated U.S. federal and state tax net operating losses or research and development tax credits generated during fiscal 2010.
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
Valuation of Business Combinations
     We record intangible assets acquired in business combinations under the purchase method of accounting. We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including developed technology, customer contracts and related customer relationships, trade names and in-process research and development. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The use of alternative purchase price allocations and alternative estimated useful life assumptions could result in different intangible asset amortization expense in current and future periods.
Results of Operations
Comparison of Three Months Ended December 31, 2009 and 2008
Revenue

	Three Months Ended December 31,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period -to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$5,487	22%	$6,460	25%	$(973)	(15)%
Maintenance and services:
Maintenance fees	11,309	45	11,582	44	(273)	(2)
Services	3,096	12	3,774	15	(678)	(18)

Total maintenance and services	14,405	57	15,356	59	(951)	(6)
Subscription revenue	5,236	21	4,278	16	958	22

Total	$25,128	100%	$26,094	100%	$(966)	(4)%

     Total revenue for the three months ended December 31, 2009 was $25.1 million, a decrease of 4% or $1.0 million, from the three months ended December 31, 2008. Total revenue decreased as a result of lower license sales relating to our product suite, partially offset by an increase in subscription revenue primarily related to the increased sales through our MSP channel and increased sales of our on-demand products.
     Total license revenue for the three months ended December 31, 2009 was $5.5 million, a decrease of 15%, or $1.0 million, from the three months ended December 31, 2008. This decrease in license revenue was primarily attributable to lower sales of our product suite, primarily related to delays in our sales cycles and cautious buying behavior on the part of our customers. While license sales have increased during the quarter ended December 31, 2009 compared to that of the previous three quarters, we expect to continue to have limited visibility into future license revenue.
     Maintenance fees revenue is associated with maintenance agreements in connection with sales of perpetual licenses to our existing installed customer base and to new customers. Maintenance fees revenue for the three months ended December 31, 2009 was $11.3 million, a decrease of 2%, or $0.3 million from the three months ended December 31, 2008.
     Services revenue for the three months ended December 31, 2009 was $3.1 million, a decrease of 18%, or $0.7 million, from the three months ended December 31, 2008. The decrease in services revenue was primarily the result of a delay in the recognition of services revenue, for certain multiple-element arrangements, until the commencement of the final undelivered element, when such services revenue will be recognized over the remaining period of performance.
     Total subscription revenue for the three months ended December 31, 2009 was $5.2 million, an increase of 22%, or $1.0 million, from the three months ended December 31, 2008. The increase in subscription revenue was primarily attributable to higher sales of our on-demand products. We anticipate that subscription revenue will continue to increase in future quarters as we enter into additional subscription agreements and expand our on-demand product offerings, and as our customers may prefer subscription-based licenses during the current economic environment.
Recurring Revenue

	Three Months Ended December 31,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Maintenance fees	$11,309	45%	$11,582	44%	(273)	(2)%
Subscription revenue	5,236	21	4,278	16	958	22

Total recurring revenue	16,545	66	15,860	60	685	4
License revenue	5,487	22	6,460	25	(973)	(15)
Services	3,096	12	3,774	15	(678)	(18)

Total	$25,128	100%	$26,094	100%	$(966)	(4)%

     We generate recurring revenue from both maintenance and subscription arrangements, which is recognized ratably over the contractual term of the arrangement or agreement.
     Recurring revenue for the three months ended December 31, 2009 was $16.5 million, an increase of 4%, or $0.7 million, from the three months ended December 31, 2008. The increase in recurring revenue resulted from additional subscription revenue related to sales of our on-demand products. Recurring revenue as a percentage of total revenue was 66% for the three months ended December 31, 2009 as compared to 60% for the three months ended December 31, 2008, which is primarily the result of a change in the mix of subscription versus license revenue.
Revenue by Geography

	Three Months Ended December 31,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
North America	$17,371	69%	$17,142	66%	$229	1%
International	7,757	31	8,952	34	(1,195)	(13)%

Total revenue	$25,128	100%	$26,094	100%	$(966)	(4)%

     For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.
     Total revenue for North America for the three months ended December 31, 2009 was $17.4 million, an increase of 1%, or $0.2 million, from the three months ended December 31, 2008. The increase in total revenue for North America was primarily related to an increase in subscription revenue, partially offset by a decrease in maintenance and services. Total revenue for International for the three months ended December 31, 2009 was $7.8 million, a decrease of 13%, or $1.2 million, from the three months ended December 31, 2008. The decrease in total revenue for International was primarily related to a decrease in license revenue.
Cost of Revenue and Gross Margin

	Three Months Ended December 31,
	2009		2008
	(Dollars in thousands)
		Gross Margin on		Gross Margin on	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$522	90%	$636	90%	$(114)	(18)%
Maintenance and services	4,270	70	5,221	66	(951)	(18)
Subscription	1,965	62	1,013	76	952	94

Total cost of revenue	$6,757	73%	$6,870	74%	$(113)	(2)%

     Cost of license revenue for the three months ended December 31, 2009 was $522,000 a decrease of 18%, or $114,000 from the three months ended December 31, 2008. The decrease in cost of license revenue was primarily due to (a) a $32,000 decrease in labor-related costs, (b) an $87,000 decrease in amortization of acquired technology as certain intangible assets have become fully amortized, and (c) partially offset by an increase of $31,000 in royalties. Royalties paid for third-party licensed technology represented 4% of total license revenue for the three months ended December 31, 2009. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to be between 1% and 4% of total license revenue. Gross margin on license revenue was 90% in the three months ended December 31, 2009 compared to 90% in the three months ended December 31, 2008.
     Cost of maintenance and services for the three months ended December 31, 2009 was $4.3 million, a decrease of 18%, or $951,000 from the three months ended December 31, 2008. The decrease in cost of maintenance and services revenue was primarily due to (a) a $737,000 decrease in labor-related costs, (b) a $129,000 decrease relating to a change in our vacation policy and (c) a $105,000 decrease in subcontractor costs. The reduction in labor-related and subcontractor costs was primarily related to an increase in deferred implementation expenses associated with arrangements when services revenue was also deferred. Gross margin on maintenance and services revenue was 70% for the three months ended December 31, 2009, up from 66% for the three months ended December 31, 2008. The increase in gross margin primarily related to the increase in the mix of maintenance revenue compared to service revenue. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we use subcontractor services. Gross margin on maintenance and services revenue is expected to remain relatively unchanged for the remainder of fiscal 2010.
     Cost of subscription revenue for the three months ended December 31, 2009 was $2.0 million, an increase of 94%, or $952,000 from the three months ended December 31, 2008. The increase in cost of subscription revenue was primarily due to (a) an increase in labor-related expenses of $450,000, (b) an increase in subcontractor costs of $179,000 and (c) an increase of $244,000 in depreciation expense.

Operating Expenses

	Three Months Ended December 31,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$8,818	35%	$11,022	42%	$(2,204)	(20)%
Research and development	4,069	16	5,446	21	(1,377)	(25)
General and administrative	4,254	17	3,957	15	297	8
Restructuring charges	31		754	3	(723)	(96)
Amortization of acquired intangible assets	123	—	485	2	(362)	(75)
Acquisition related fees	147	—			147	—

Total operating expenses	$17,442	69%	$21,664	83%	$(4,222)	19

     Sales and Marketing. Sales and marketing expense for the three months ended December 31, 2009 was $8.8 million, a decrease of 20%, or $2.2 million, from the three months ended December 31, 2008. The decrease was primarily the result of (a) an $827,000 decrease in labor-related expenses due to decreased headcount as a result of the fourth quarter 2009 restructuring, (b) a $355,000 decrease relating to a change in our vacation policy, (c) a decrease in expenses related to marketing programs of $239,000 and (d) a reduction in share based compensation expense of $206,000. We expect quarterly sales and marketing expense to increase slightly in absolute dollars for the remainder of fiscal 2010.
     Research and Development. Research and development expense for the three months ended December 31, 2009 was $4.1 million, a decrease of 25%, or $1.4, from the three months ended December 31, 2008. The decrease in research and development expense was primarily the result of (a) a $1.0 million decrease in labor-related expenses, principally due to decreased headcount as a result of the fourth quarter 2009 restructuring, (b) a decrease in professional services of $373,000 and (c) a $99,000 decrease relating to a change in our vacation policy. Capitalized software development costs were $178,000 and $285,000 during the three months ended December 31, 2009 and 2008, respectively. We expect quarterly research and development expense to remain relatively unchanged in absolute dollars for the remainder of fiscal 2010.
     General and Administrative. General and administrative expense for the three months ended December 31, 2009 was $4.3 million, an increase of 8%, or $297,000 from the three months ended December 31, 2008. The increase in general and administrative expense was primarily the result of (a) a $64,000 increase in labor-related expenses, (b) an increase of $94,000 in professional fees, and (c) a $74,000 increase in share-based compensation expense. We expect quarterly general and administrative expense to remain relatively unchanged in absolute dollars for the remainder of fiscal 2010.
     Restructuring Charges. In the first quarter of fiscal 2009, the Company reduced its workforce by approximately 4% and recorded a restructuring charge of $754,000 for one-time termination benefits to employees. The strategic reduction of workforce was designed to streamline the Company’s organization and improve its corporate performance. The restructuring accrual at December 31, 2009 was $0.
     In the fourth quarter of fiscal 2009, the Company approved a plan to implement a strategic reduction of its workforce designed to streamline its organization and improve its corporate operating performance. The Company reduced its workforce by approximately 13% and recorded a restructuring charge of $2.3 million for one-time termination benefits to employees. The remaining accrual at December 31, 2009 is expected to be paid during fiscal 2010.

     The following is a rollforward of the accrual related to the restructuring initiated in the fourth quarter of fiscal 2009 (in thousands):

Restructuring accrual balance at September 30, 2009	$1,865
Adjustment to severance related costs	31
Cash payments and foreign exchange impact	(1,642)

Restructuring accrual balance at December 31, 2009	$254

     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $351,000 and $797,000 for the three months ended December 31, 2009 and 2008, respectively. The reduction primarily relates to certain acquired intangible assets becoming fully amortized during fiscal 2009.
Other Income

	Three Months Ended December 31,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Interest income, net	$87	—%	$240	1%	$(153)	(64)%
Other expense, net	(70)	—%	(1,117)	(4)	1,047	94

Other income (expense), net	$17	—%	$(877)	(3)%	$894	102%

     Interest income, net was $87,000 for the three months ended December 31, 2009, a $153,000 decrease from the three months ended December 31, 2008. Interest income is generated from the investment of our cash balances, less related bank fees. The decrease in interest income, net principally reflected lower invested cash balances and lower interest rates on invested cash balances.
     Other income (expense), net consisted primarily of foreign currency translation and transaction gains and losses. The change in other expense, net was primarily driven by favorable foreign currency exchange rates as compared to the corresponding period in the prior year.
Provision for Income Taxes

	Three Months Ended December 31,
	2009		2008
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Income Before		Loss Before		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(818)	(86)%	$781	(24)%	$1,599	205%

     The tax benefit from income taxes was $818,000 or an effective tax rate of (86)% for the three months ended December 31, 2009, a $1.6 million change from the three months ended December 31, 2008. The tax benefit primarily related to the reversal of $1.3 million of valuation allowance, previously recorded against certain U.S. federal deferred tax assets, due to the carryback of our 2009 net operating loss to fiscal 2004 and 2005 pursuant to the Worker, Homeownership, and Business Act, which was enacted on November 6, 2009. Prior to this change in tax law, which increased the carryback period for certain net operating losses from two to five years, we had recorded a full valuation allowance against the related deferred tax assets. The tax benefit was partially offset by income tax expense related to our profitable operations in foreign tax jurisdictions.
     For the three months ended December 31, 2009, our effective tax rate was different from the federal statutory rate primarily due to the tax benefit recorded in conjunction with the net operating loss carryback, adjustments to our valuation allowance, and the mix of jurisdictional earnings. For the three months ended December 31, 2008, our effective tax rate was different from the federal statutory rate primarily due to the mix of jurisdictional earnings, foreign withholding taxes, and adjustments to our valuation allowance.

Liquidity and Capital Resources
     Historically, we have financed our operations and met our capital requirements primarily through funds generated from operations and sales of our capital stock. As of December 31, 2009, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $49.8 million. As of December 31, 2009, we had no outstanding debt.
     Our cash and cash equivalents at December 31, 2009 were held for working capital purposes and were invested primarily in overnight investments and money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash of $365,000 at December 31, 2009 was held in certificates of deposit as collateral for letters of credit related to the lease agreement for our corporate headquarters in Waltham, Massachusetts, our sales office in France and for our payroll credit facility in Australia. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At December 31, 2009, we were in compliance with this internal policy.
     Net cash provided by operating activities was $1.3 million in the three months ended December 31, 2009, compared to net cash used in operating activities of $2.3 million in the three months ended December 31, 2008. Net income (loss) adjusted for non-cash expenses (including depreciation, amortization of acquired intangible assets and capitalized software development costs, share-based compensation, foreign currency translation loss and deferred tax provisions) increased to income of $4.1 million in the three months ended December 31, 2009 from a loss of $1.3 million in the three months ended December 31, 2008, an increase of $5.4 million. Increases in deferred revenue as well as in accounts payable increased our cash during the nine months ended December 31, 2009. These increases in operating cash flow, in the three months ended December 31, 2009, were offset by reductions of cash from changes in accounts receivable, accrued expenses, and prepaid expenses and other current assets.
     Investing activities used $1.2 million and provided $584,000 of cash in the three months ended December 31, 2009 and 2008, respectively. In the three months ended December 31, 2009, $1.1 million of cash was used for purchases of property and equipment, which primarily related to purchases of computer equipment and software to support increased investment in our on-demand offerings. In the three months ended December 31, 2008, net proceeds from maturities of investments provided $1.1 million partially offset by purchases of property and equipment, which consumed $244,000.
     Our financing activities consumed cash of $562,000 and $456,000 in the three months ended December 31, 2009 and December 31, 2008, respectively. In the three months ended December 31, 2009 and 2008, $677,000 and $191,000, respectively, was used to pay withholding taxes related to restricted stock units, and $0 and $298,000, respectively, was used to purchase shares of common stock under the Company’s share repurchase program.
     On January 12, 2010, we acquired by merger Pivotal Veracity LLC for $17.8 million in cash. On February 1, 2010, we acquired the paid search bid management business, MakeMeTop, from Microchannel Ltd. for $1.8 million in cash. The acquisitions will be accounted for as purchase transactions, during the three months ended March 31, 2010, and as such the results of operations of Pivotal Veracity LLC and MakeMeTop will be consolidated with the Company beginning on January 12, 2010 and February 1, 2010, respectively.
Contractual Obligations and Requirements
     Our significant lease obligations relate to our corporate headquarters in Waltham, Massachusetts as well as our facility in the United Kingdom. Our contractual commitments as of December 31, 2010 are not materially different from the amounts disclosed as of September 30, 2009 in our fiscal 2009 Annual Report on Form 10-K.
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
     In September 2009, the FASB issued authoritative guidance on software-enabled products. Under this guidance, tangible products that have software components that are essential to the functionality of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is essential to the functionality. Software-enabled products will now be subject to other revenue guidance and will follow the above new guidance for multiple deliverable arrangements. This guidance is effective in fiscal 2011 and early adoption is permitted. We are currently evaluating the impact of this guidance on our financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
     Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. We enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise primarily from our foreign currency-denominated receivables. There are certain non-U.S. Dollar denominated receivables where we have not entered into a foreign currency forward contract to mitigate the foreign currency exposure, which may create foreign currency exchange risks for us. Revenue denominated in currencies other than the U.S. dollar represented 29% and 32% of total revenue in the three months ended December 31, 2009 and 2008, respectively.
     As of December 31, 2009, we had $8.5 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of December 31, 2009, the fair value of our receivables denominated in currencies other than the U.S. dollar would have fluctuated by $852,000. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense). Exchange rate fluctuations on long-term intercompany accounts, which are invested indefinitely without repayment terms, are recorded in accumulated other comprehensive income in stockholders’ equity.
Interest Rate Risk
     At December 31, 2009, we had unrestricted cash and cash equivalents of $49.8 million. These amounts were invested primarily in money market funds and corporate bonds, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short-term interest rates and determined that, due to the size and duration of our investment portfolio, a 100-basis-point change in interest rates at December 31, 2009 would not have any material exposure to changes in fair value of our portfolio at December 31, 2009.
Credit Risk
     Our exposure to credit risk consists principally of accounts receivable and purchased customer receivables. We maintain reserves for potential credit losses which, on a historical basis, have been limited due to our ongoing credit review procedures and the general creditworthiness of our customer base. No customers accounted for greater than 10% of our accounts receivable balance at December 31, 2009 and September 30, 2009.
Item 4. Controls and Procedures
Effectiveness of Disclosure Controls and Procedures
     An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures were effective as of December 31, 2009.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     There has been no material change in the Company’s reported risk factors since the filing of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, which was filed with the Securities and Exchange Commission on December 10, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Share Repurchase Program was announced on December 1, 2008 and allowed for the repurchase of up to $5 million of common stock through December 1, 2009. As of December 31, 2009, there were 416,000 shares held as treasury stock.
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

UNICA CORPORATION
Date: February 9, 2010	/s/ Yuchun Lee
Yuchun Lee
Chief Executive Officer, President and Chairman

Date: February 9, 2010	/s/ Kevin P. Shone
Kevin P. Shone
Senior Vice President and Chief Financial Officer [Principal Financial and Accounting Officer]