Form 10-Q
period 2010-03-31
UNICA CORP
filed 2010-05-10
CIK 1138804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of May 3, 2010 was 21,409,000.

UNICA CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2010

PART I — Financial Information
Item 1. Financial Statements
UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	September 30,
	2010	2009
ASSETS
Current assets:

Cash and cash equivalents	$39,215	$50,314
Accounts receivable, net of allowance for doubtful accounts of $350 and $361, respectively	20,359	16,514
Prepaid expenses and other current assets	5,814	4,731

Total current assets	65,388	71,559

Property and equipment, net	6,562	5,221
Acquired intangible assets, net	11,378	4,515
Goodwill	21,036	10,943
Deferred tax assets, long-term, net of valuation allowance	905	894
Other assets	843	749

Total assets	$106,112	$93,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$737	$1,332
Accrued expenses	11,599	13,080
Deferred revenue	42,677	35,069

Total current liabilities	55,013	49,481
Long-term deferred revenue	3,399	1,250
Other long-term liabilities	337	337

Total liabilities	58,749	51,068
Commitments, contingencies, and guarantees (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized — 90,000,000 shares; 21,710,000 shares issued and 21,294,000 shares outstanding at March 31, 2010; 21,254,632 shares issued and 20,758,131 shares outstanding at September 30, 2009	217	213
Additional paid-in capital	75,681	73,267
Accumulated deficit	(27,077)	(29,209)
Treasury stock, at cost	(1,920)	(1,920)
Accumulated other comprehensive income	462	462

Total stockholders’ equity	47,363	42,813

Total liabilities and stockholders’ equity	$106,112	$93,881

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenue:
License	$7,693	$4,205	$13,180	$10,665
Maintenance and services	14,678	14,628	29,083	29,984
Subscription	6,579	4,423	11,815	8,701

Total revenue	28,950	23,256	54,078	49,350
Costs of revenue:
License	592	505	1,114	1,141
Maintenance and services	4,818	4,483	9,088	9,704
Subscription	2,260	1,037	4,225	2,050

Total cost of revenue	7,670	6,025	14,427	12,895

Gross profit	21,280	17,231	39,651	36,455

Operating expenses:
Sales and marketing	9,856	9,919	18,674	20,941
Research and development	5,083	4,970	9,152	10,416
General and administrative	4,469	3,932	8,723	7,889
Restructuring charges (credits)	(15)	(6)	16	748
Goodwill impairment charge	—	15,266	—	15,266
Amortization of acquired intangible assets	258	450	381	935
Transaction fees	150	—	297	—

Total operating expenses	19,801	34,531	37,243	56,195

Income (loss) from operations	1,479	(17,300)	2,408	(19,740)
Other income (loss):
Interest income, net	80	160	167	400
Other expense, net	(626)	(483)	(696)	(1,600)

Total other income (loss)	(546)	(323)	(529)	(1,200)

Income (loss) before income taxes	933	(17,623)	1,879	(20,940)
Provision for (benefit from) income taxes	565	(1,492)	(253)	(711)

Net income (loss)	$368	$(16,131)	$2,132	$(20,229)

Net income (loss) per common share:
Basic	$0.02	$(0.77)	$0.10	$(0.97)

Diluted	$0.02	$(0.77)	$0.10	$(0.97)

Shares used in computing net income (loss) per common share:
Basic	21,174,000	20,841,000	21,045,000	20,886,000

Diluted	22,054,000	20,841,000	21,950,000	20,886,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,132	$(20,229)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,553	1,385
Amortization of capitalized software development costs	86	86
Amortization of acquired intangible assets	903	1,474
Goodwill impairment charge	—	15,266
Provision for bad debt	89	149
Share-based compensation expense	2,230	2,637
Foreign currency translation loss	241	153
Provision for (benefit from) deferred income taxes	(23)	(1,435)
Changes in operating assets and liabilities:
Accounts receivable	(3,634)	1,631
Prepaid expenses and other current assets	(336)	2,456
Other assets	(125)	(110)
Accounts payable	(556)	(1,344)
Accrued expenses	(1,284)	(2,253)
Deferred revenue	9,871	452

Net cash provided by operating activities	11,147	318
Cash flows from investing activities:
Purchases of property and equipment	(2,486)	(900)
Cash collected from license acquired in acquisition	72	77
Capitalization of software development costs	(355)	(425)
Cash paid for acquisitions, net of cash acquired	(19,181)	—
Proceeds from sales and maturities of investments	—	11,310
Purchases of investments	—	(898)
Increase in restricted cash	(106)	(69)

Net cash provided by (used in) investing activities	(22,056)	9,095

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and employee stock purchase plans	904	355
Purchases of treasury shares	—	(912)
Payment of withholding taxes in connection with settlement of restricted stock units	(771)	(230)

Net cash (used in) financing activities	133	(787)
Effect of exchange rate changes on cash and cash equivalents	(323)	(808)

Net increase (decrease) in cash and cash equivalents	(11,099)	7,818
Cash and cash equivalents at beginning of period	50,314	35,799

Cash and cash equivalents at end of period	$39,215	$43,617

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(In thousands, except share and per share data)
1. Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring items, to fairly present the results of the interim periods in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP), have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to ensure the information presented is not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, and current reports on Form 8-K filed with the Securities and Exchange Commission. The interim period results are not necessarily indicative of the results to be expected for any subsequent interim period or for the full year.
     Fair Value of Financial Instruments
     The carrying amounts of the Company’s financial instruments, which included accounts receivable, accounts payable and accrued expenses, approximated their fair values at March 31, 2010 and September 30, 2009, due to the short-term nature of these instruments.
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

     Revenue for implementation services of perpetual software products that are not deemed essential to the functionality of the software products is recognized separately from license and subscription revenue. Generally these services are priced on a time-and-materials basis and recognized as revenue when services are performed; however, in certain circumstances these services may be priced on a fixed-fee basis and recognized as revenue under the proportional performance method. In cases where VSOE of fair value does not exist for the undelivered elements in a software license arrangement, services revenue is deferred and recognized over the period of performance of the final undelivered element. The Company also defers the direct and incremental costs of providing the services and amortizes those costs over the period revenue is recognized.
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
     The Company generally enters into subscription arrangements for term licenses that include, on a bundled basis, (a) the right to use its software for a specified period of time, (b) updates and upgrades to its software on a when and if available basis, and (c) technical support. In subscription arrangements for term licenses, where services are not deemed essential to the functionality of the software products, and fair value has not been established for the subscription element, revenue for both the subscription and services is recognized ratably over the term of the arrangement, once all services have commenced.
     Subscription arrangements for on-demand services generally include: (a) a subscription fee for hosted services and technical support and (b) optional professional services for consulting, training and other services. Revenue related to subscription fees for on-demand services is recognized ratably over the term of the arrangement commencing at the point when the end-user is provided access to the underlying software. Revenue related to professional services is recognized ratably over the term of the arrangement commencing at the point when such services are delivered, provided that the end-user is given access to the underlying software.
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
     The Company did not hold any investments as of March 31, 2010 and September 30, 2009.
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
     Valuation techniques used to measure fair value are required to maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting guidance for fair value accounting describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

Level 1	-	Quoted prices in active markets for identical assets or liabilities.

Level 2	-	Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3	-	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques.
     The Company uses the market approach to measure the fair value of its financial assets by obtaining prices and other relevant information generated by market transactions involving identical or comparable assets. The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at March 31, 2010:

		Fair Value Measurements
		at Reporting Date Using
	Total Fair Value at
	March 31, 2010	Level 1	Level 2	Level 3
Money market funds	$19,443	$19,443	$—	$—

		Fair Value Measurements
		at Reporting Date Using
	Total Fair Value at
	September 30, 2009	Level 1	Level 2	Level 3
Money market funds	$37,444	$37,444	$—	$—

     Money market funds are included in cash & cash equivalents and are quoted at market equivalent rates.
4. Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income (loss), comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments.
     The following table presents the calculation of comprehensive income (loss):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income (loss)	$368	$(16,131)	$2,132	$(20,229)
Other comprehensive income (loss), net of tax effects:
Change in unrealized gain on investments, net of tax	—	(21)	—	48
Foreign currency translation adjustments	—	(134)	—	(188)

Other comprehensive income (loss)	—	(155)	—	(140)

Comprehensive income (loss)	$368	$(16,286)	$2,132	$(20,369)

5. Net Income (Loss) Per Common Share
     Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income (loss) per common share gives effect to all dilutive securities, including stock options and restricted stock units using the treasury stock method. For the three and six months ended March 31, 2010 and 2009, the Company had only one class of security, common stock, outstanding.
     The following table presents the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income (loss)	$368	$(16,131)	$2,132	$(20,229)

Weighted-average shares of common stock outstanding	21,174,000	20,841,000	21,045,000	20,886,000
Dilutive effect of common stock equivalents	880,000	—	905,000	—

Weighted-average shares used in computing diluted net loss per common share	22,054,000	20,841,000	21,950,000	20,886,000

Basic net income (loss) per common share	$0.02	(0.77)	$0.10	(0.97)
Diluted net income (loss) per common share	$0.02	$(0.77)	$0.10	$(0.97)

     Weighted-average common stock equivalents of 1,160,000 and 4,481,000 were excluded from the calculation of diluted net income (loss) per common share for the three months ended March 31, 2010 and 2009, respectively, as their inclusion would be anti-dilutive. Weighted-average common stock equivalents of 1,054,000 and 4,167,000 were excluded from the calculation of diluted net income (loss) per common share for the six months ended March 31, 2010 and 2009, respectively, as their inclusion would be anti-dilutive.
6. Acquisitions
Pivotal Veracity acquisition
     On January 12, 2010, the Company acquired 100 percent of the equity in privately-held Pivotal Veracity, LLC (Pivotal Veracity), a provider of tools that enable companies to optimize the deliverability and reputation of their digital communications, for approximately $17,800 in cash. The acquisition of Pivotal Veracity provides expansion to the Company’s e-mail marketing capabilities. This acquisition was accounted for as a purchase transaction and the results of operations for the Company include the results of Pivotal Veracity beginning on the date of acquisition. The following table summarizes the allocation of the purchase price for the acquisition:
(in thousands)

Cash	$369
Purchased receivables	1,039
Definite-lived intangibles	6,813
Goodwill	9,582

Total Assets	$17,803

Liabilities
Current liabilities	3

Total Liabilities	$3

Net assets acquired	$17,800

     The portion of the Pivotal Veracity purchase price allocated to intangible assets including trade name, technology, customer relationships, and non-competition agreements was determined by the Company. Goodwill of $9,582 is primarily attributable to the workforce of the acquired business and the significant synergies expected to arise after the Company’s acquisition of Pivotal Veracity. The goodwill is expected to be deductible for tax purposes. The following are the identifiable intangible assets acquired and their respective weighted average useful lives (table in thousands, except for years):

	Amount	Average Life
		(in years)
Trade name	$55	2
Technology	1,686	8
Customer relationships	4,943	15
Non-competition agreements	129	5
	$6,813

     The portion of the Pivotal Veracity purchase price allocated to purchased receivables reflects the fair value of future amounts due under customer contracts in effect as of the acquisition date less the fair value of Unica’s obligation to perform on such contracts.

     For the three months ended March 31, 2010, the condensed consolidated results of the Company include $578 of revenue attributable to the acquisition of Pivotal Veracity.
MakeMeTop acquisition
     On February 1, 2010, the Company acquired certain assets and customer contracts of the MakeMeTop business from Microchannel Ltd., a privately-held UK-based company, for $1,750 in cash. The MakeMeTop products allow online marketers to automate and optimize their keyword buys across search engines while also managing their bidding and reporting across multiple currencies and languages. The acquisition of MakeMeTop provides the expansion of the Company’s online and interactive marketing solutions to allow better optimization of customer placement in search engines globally. This acquisition was accounted for as a purchase transaction and the results of operations of the Company include the results of MakeMeTop beginning on the date of acquisition. The acquisition consisted of $1,025 in intangible assets and $725 in goodwill resulting in net assets acquired of $1,750.
     The portion of the MakeMeTop purchase price allocated to intangibles including customer relationships, technology, and non-compete agreements was determined by the Company. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the Company’s acquisition of MakeMeTop. The goodwill is expected to be deductible for tax purposes. The following are the identifiable intangible assets acquired and their respective weighted average useful lives (table in thousands, except for years):

	Amount	Average Life
		(in years)
Customer Relationships	$440	10
Non-Compete Agreements	52	4
Technology	533	8
	$1,025

     For the three months ended March 31, 2010, revenue attributable to the acquisition of MakeMeTop is immaterial to the condensed consolidated results of the Company.
Pro Forma Results (unaudited)
     The unaudited pro forma combined condensed results of the Company, giving effect to the acquisitions of Pivotal Veracity and MakeMeTop as if the acquisitions had occurred as of the beginning of each period presented, are not materially different from the as reported results of Unica Corporation for the periods presented in this Report on Form 10-Q.

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
     Unless changes in events or circumstances indicate that an impairment test is required, the Company will continue to test goodwill for impairment on an annual basis. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, significant underperformance relative to historical or projected future operating results, an economic downturn in customers’ industries, increased competition, a significant reduction in the Company’s stock price for a sustained period, or a reduction of the Company’s market capitalization relative to net book value. There was no indication of impairment of goodwill during the six months ended March 31, 2010.
     Intangible assets acquired in the Company’s acquisitions include goodwill, developed technology and customer contracts and related customer relationships, license agreement, trade name and non-compete agreements. All of the Company’s acquired intangible assets, except goodwill, are subject to amortization over their estimated useful lives. A portion of the goodwill and acquired intangible assets is recorded in the accounts of a French subsidiary of the Company and, as such, is subject to translation at the currency exchange rates in effect at the balance sheet date. The components of acquired intangible assets, excluding goodwill were as follows:

	Range of	Gross
	Useful Lives	Carrying	Accumulated	Net Book
	In Years	Value	Amortization	Value
As of March 31, 2010:
Developed technology	1-8	$8,918	$(5,452)	$3,466
Customer contracts and related customer relationships	3-15	12,939	(6,187)	6,752
License agreement	14	1,360	(420)	940
Trade name	1-2	99	(52)	47
Non-compete agreements	3-5	181	(8)	173

Total intangible assets		$23,497	$(12,119)	$11,378

As of September 30, 2009:
Developed technology	1-8	$6,699	$(4,931)	$1,768
Customer contracts and related customer relationships	3-14	7,556	(5,821)	1,735
License agreement	14	1,360	(348)	1,012
Trade name	1	44	(44)	—

Total intangible assets		$15,659	$(11,144)	$4,515

     The following table describes changes to goodwill during the six months ended March 31, 2010:

Balance as of September 30, 2009
Goodwill	$26,209
Goodwill related to acquisition of Pivotal Veracity	9,582
Goodwill related to acquisition of MakeMeTop	725
Accumulated impairment losses	(15,266)

21,250

Foreign currency translation adjustments	(214)

Balance as of March 31, 2010
Goodwill	36,302
Accumulated impairment losses	(15,266)

$21,036

     The Company recorded amortization expense for acquired intangible assets of $551 and $902 for the three and six months ended March 31, 2010, respectively, and $678 and $1,474 for the three and six months ended March 31, 2009, respectively. Amortization of developed technology, included as a component of cost of license revenue in the consolidated statements of operations, was $293 and $521 for the three and six months ended March 31, 2010, respectively, and $228 and $540 for the three and six months ended March 31, 2009.
     Intangible assets are expected to be amortized over a weighted-average period of 4.66 years as follows:

Year ending September 30, 2010	$982
2011	2,013
2012	1,843
2013	1,604
2014	1,394
2015 and thereafter	3,542

Total expected amortization	$11,378

8. Software Development Costs
     The Company evaluates whether to capitalize or expense development costs of computer software to be sold in accordance with established accounting standards. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company has defined technological feasibility as the completion of a working model. During the three months ended March 31, 2010 and 2009, $50 and $42, respectively, of software development costs were capitalized. During the six months ended March 31, 2010 and 2009, $50 and $146, respectively, of software development costs were capitalized. Amortization expense during the three months ended March 31, 2010 and 2009 was $43 and $49, respectively. Amortization expense during the six months ended March 31, 2010 and 2009 was $86 and $86, respectively. The net book value of software development costs was $160 and $196 at March 31, 2010 and September 30, 2009, respectively.
     The Company capitalizes certain costs of software developed or obtained for internal use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, beginning when the software is ready for its intended use. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three months ended March 31, 2010 and 2009, $175 and $140, respectively, of internal-use software costs were capitalized. During the six months ended March 31, 2010 and 2009, $357 and $321, respectively, of internal-use software costs were capitalized. Amortization expense during the three months ended March 31, 2010 and 2009 was $67 and $0, respectively. Amortization expense during the six months ended March 31, 2010 and 2009 was $133 and $0, respectively. The net book value of internal-use software costs was $1,108 and $884 at March 31, 2010 and September 30, 2009, respectively.
9. Accounting for Share-Based Compensation
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
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the model and the resulting estimated fair value for option grants during the applicable period were as follows:

	Three Months ended		Six Months ended
	March 31,		March 31,
	2010	2009	2010	2009
Dividend yield	—	—	—	—
Volatility	64%	58%	64%	58%
Risk-free interest rate	1.38%	1.50%	1.23% to 1.38%	1.11% to 1.53%
Weighted-average expected option term (in years)	4.1	4.1	4.1	4.1
Weighted-average fair value per share of options granted	$3.91	$0.87	$3.41	$1.39
Weighted-average fair value per share of restricted stock awards granted	$8.57	$4.84	$6.95	$4.14
     The fair value of employee stock purchase plan (ESPP) awards is estimated on the date of grant using the Black- Scholes option pricing model. The assumptions used in the model and the resulting estimated fair value grants during the applicable period are as follows:

	Three Months ended		Six Months ended
	March 31,		March 31,
	2010	2009	2010	2009
Dividend yield	—	—	—	—
Volatility	49%	50%	49%	50%
Risk-free interest rate	0.18%	0.46%	0.26%	2.00%
Weighted-average expected option term (in years)	0.5	0.5	0.5	0.5
Weighted-average fair value per share of options granted	$2.10	$2.23	$1.96	$2.33
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
     The weighted-average exercise price of the options granted under the stock option plans for the three months ended March 31, 2010 and 2009 was $5.83 and $4.84, respectively, and for the six months ended March 31, 2010 and 2009 was $6.81 and $4.43, respectively.
     The components of share-based compensation expense were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Stock options	$248	$500	$630	$1,025
Restricted stock units	831	830	1,502	1,520
Employee stock purchase plan	47	11	98	92

Total share-based compensation	$1,126	$1,341	$2,230	$2,637

     Cost of revenue and operating expenses include share-based compensation expense as follows :

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Cost of license revenue	$10	$13	$13	$30
Cost of maintenance and services revenue	331	258	578	475
Sales and marketing expense	240	519	556	1,042
Research and development expense	203	240	361	474
General and administrative expense	342	311	722	616

Total share-based compensation expense	$1,126	$1,341	$2,230	$2,637

     The Company expects to record the unamortized portion of share-based compensation expense for existing stock options and restricted stock units outstanding at March 31, 2010, over a weighted-average period of 2.01 years, as follows:

Year Ending September 30,
2010 (remainder)	$2,343
2011	3,690
2012	2,706
2013	1,787
2014	583

Total unamortized share-based compensation	$11,109

10. Equity Compensation Plans
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
     The following is a summary of the Company’s stock options activity, including related disclosures, during the six months ended March 31, 2010.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(1)
Outstanding at September 30, 2009	2,463,000	$5.40
Granted	596,000	6.81
Exercised	(134,000)	4.47
Forfeited	(208,000)	6.55

Outstanding at March 31, 2010	2,717,000	5.67	4.41 yrs	$9,276

Exercisable at March 31, 2010	1,310,000	5.63	4.32 yrs	$8,707

Options at March 31, 2010 vested and expected to vest	2,509,000	5.51	3.57 yrs	$4,924

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on March 31, 2010, the last trading day of the period, of $8.89 per share, and the exercise price of the underlying options. The total intrinsic value of options exercised during the three and six months ended March 31, 2010 was $434 and $518, respectively. The total intrinsic value of options exercised during the three and six months ended March 31, 2009 was $10 and $24, respectively.
Restricted Stock Units

     The Company issues restricted stock units (RSUs) as an additional form of equity compensation to its employees and officers, pursuant to the Company’s stockholder-approved 2005 Plan. RSUs are restricted stock awards that entitle the grantee to an issuance of stock upon vesting. The fair value of the RSUs was calculated based upon the Company’s closing stock price on the date of grant, and the related share-based compensation expense is being recorded over the vesting period. RSUs generally vest over a four-year period and unvested RSUs are forfeited and canceled as of the date that employment terminates. RSUs are settled in shares of the Company’s common stock upon vesting. The following is a summary of the status of the Company’s restricted stock units as of March 31, 2010 and the activity during the six months ended March 31, 2010.

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested awards at September 30, 2009	1,268,000	$6.68
Granted	595,000	6.95
Vested	(376,000)	7.22
Forfeited	(114,000)	7.88

Nonvested awards at March 31, 2010	1,373,000	6.55

     The Company recorded $831 and $1,502 of share-based compensation expense related to RSUs for the three and six months ended March 31, 2010. As of March 31, 2010, there was unrecognized compensation cost related to RSUs totaling $7,294, net of estimated forfeitures, which will be recognized over a weighted-average period of 2.03 years.
Employee Stock Purchase Plan
     In March 2005, the Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (ESPP), which is qualified under Section 423 of the Internal Revenue Code. The ESPP is available to all eligible employees, who, through payroll deductions, will be able to individually purchase shares of the Company’s common stock semi-annually at a price equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the purchase period. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock for the ESPP. At March 31, 2010, 571,000 shares were reserved for future issuance under the ESPP.
11. Restructuring Charges
     During the three months ended December 31, 2008, the Company reduced its workforce by approximately 4% and recorded a restructuring charge of $754 for one-time termination benefits to employees. The following is a rollforward of the restructuring accrual for the six months ended March 31, 2010:

Restructuring accrual balance at September 30, 2009	$128
Cash payments and foreign exchange impact	(128)

Restructuring accrual balance at March 31, 2010	$0

     In the fourth quarter of fiscal 2009, the Company approved a plan to implement a strategic reduction of its workforce designed to streamline its organization and improve its corporate operating performance. The Company reduced its workforce by approximately 13% and recorded a restructuring charge of $2,289 for one-time termination benefits to employees.
     The following is a rollforward of the accrual related to the restructuring initiated in the fourth quarter of fiscal 2009:

Restructuring accrual balance at September 30, 2009	$1,865
Adjustment to severance related costs	15
Cash payments and foreign exchange impact	(1,834)

Restructuring accrual balance at March 31, 2010	$46

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
     For the three months ended March 31, 2010, the Company recorded a tax provision of $565. The provision primarily related to tax on income in foreign jurisdictions and an uncertain tax position recorded in connection with an ongoing audit in a foreign jurisdiction.

     For the six months ended March 31, 2010, the Company recorded a tax benefit of $253. The tax benefit primarily related to the reversal of $1,318 of valuation allowance, previously recorded against certain deferred tax assets, due to the carryback of the Company’s 2009 net operating loss to fiscal 2004 and 2005 pursuant to the Worker, Homeownership, and Business Act, which was effective on November 6, 2009. Prior to this change in tax law, which increased the carryback period for certain net operating losses from two to five years, the Company had recorded a full valuation allowance against the related deferred tax assets. The tax benefit was largely offset by income tax expense related to our profitable operations in foreign tax jurisdictions, foreign withholding taxes, and an uncertain tax position recorded in connection with an ongoing audit in a foreign jurisdiction.
14. Segment Information
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
Geographic Data
     The following table presents revenue from unaffiliated customers by geographic region and is determined based on the locations of customers.

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
United States	$20,848	$15,402	$37,515	$31,737
All Other	8,102	7,854	16,563	17,613

Total	$28,950	$23,256	$54,078	$49,350

     The following table presents information about the Company’s long-lived assets by geographic region:

	March 31,	September 30,
	2010	2009
North America	$6,399	$4,833
International	1,006	1,138

Total	$7,405	$5,971

15. Recent Accounting Pronouncements
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
     In September 2009, the FASB issued authoritative guidance on software-enabled products. Under this guidance, tangible products that have software components that are essential to the functionality of the tangible product will be excluded from the software revenue recognition guidance. The new guidance includes factors to help companies determine what is essential to the functionality. Software-enabled products will now be subject to other revenue guidance and will follow the above new guidance for multiple deliverable arrangements. This guidance is effective in fiscal 2011 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial position and results of operations.

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
     We sell and market our software primarily through our direct sales force as well as through alliances with marketing service providers (MSPs), resellers, distributors and systems integrators. In addition to reselling and deploying our products, MSPs offer a range of marketing program design, database development support, and execution services on an on-demand or outsourced basis. We also provide a full range of services to our customers, including implementation, training, consulting, maintenance and technical support, and customer success programs. We have sales offices across the United States, including at our headquarters in Waltham, Massachusetts. Our primary sales offices outside of the United States are in France, the United Kingdom, Singapore and Australia. In addition, we have a research and development office in India. We have a worldwide installed base of over 1,500 companies in a wide range of industries. Our current customers operate principally in the financial services, retail, telecommunications, and travel and hospitality industries.
     Management evaluates our financial condition and operating results based on many factors, including license revenue, subscription revenue, maintenance revenue, services revenue, costs of revenue, operating expenses, income from operations, cash flow from operations, total cash and cash equivalents and total liabilities. Management reviews these factors on an ongoing basis and measures them quarterly. In previous filings we have disclosed that license revenue has decreased due to longer sales cycles, delayed decision making and lack of commitment to large capital expenditures by our customers due to the macro-economic environment. Perpetual license sales require customers to commit upfront capital expenditures, and as such, they have been the most adversely affected during the downturn of the macro-economic environment. While perpetual license revenue has grown significantly on a sequential basis over the last two quarters and compared to the corresponding quarters in the prior year, given that the macro-economic environment has not returned to pre-recessionary levels, we continue to expect our visibility into future license revenue to be somewhat limited.
Sources of Revenue
     We derive revenue from software licenses, maintenance, services and subscriptions. License revenue is derived from the sale of software licenses for our product offerings under perpetual software arrangements that typically include: (a) an end-user license fee paid for the use of our products in perpetuity; (b) an annual maintenance arrangement that provides for software updates and upgrades and technical support; and (c) a services work order for implementation, training, consulting and reimbursable expenses. Subscription revenue is derived from arrangements for our on-demand offerings and term licenses. On-demand arrangements typically include: (a) a subscription fee for hosted services and technical support and (b) optional professional services for consulting, training and other services. Term license arrangements typically include: (a) a subscription fee for bundled software and support for a fixed period and (b) a services work order for implementation, training, consulting and reimbursable expenses.
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
     Subscription Revenue
     We also market our software under subscription arrangements, typically as an on-demand offering or as a term license. The software in a term license arrangement is either installed on the end-user customer’s premises or it is hosted by an MSP. Under a subscription agreement, we typically invoice the customer in annual or quarterly installments in advance.
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
     Research and Development. Research and development expense consists primarily of (a) salaries, other labor related costs and share-based compensation related to employees working on the development of new products, enhancement of existing products, quality assurance and testing and (b) facilities and other related overhead. During the three months ended March 31, 2010 and 2009, $225,000 and $182,000 respectively, of software development costs were capitalized. During the six months ended March 31, 2010 and 2009, $407,000 and $467,000, respectively, of software development costs were capitalized.
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
     For perpetual license agreements, we generally estimate the fair value of the maintenance portion of an arrangement based on the maintenance renewal price for that arrangement. In multiple-element perpetual license arrangements where maintenance is sold for less than fair value, we defer the contractual price of the maintenance plus the difference between such contractual price and the fair value of maintenance over the expected life of the customer arrangement. A corresponding reduction in license revenue is made. The fair value of the professional services portion of perpetual license arrangements is based on the rates that are charged for these services when sold separately. If, in our judgment, evidence of fair value cannot be established for the undelivered elements in a multiple-element arrangement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the elements for which evidence of fair value could not be established are delivered.
     Revenue for implementation services of perpetual software products that are not deemed essential to the functionality of the software products is recognized separately from license and subscription revenue. Generally these services are priced on a time-and-materials basis and recognized as revenue when services are performed; however, in certain circumstances these services may be priced on a fixed-fee basis and recognized as revenue under the proportional performance method. In cases where VSOE of fair value does not exist for the undelivered elements in a software license arrangement, services revenue is deferred and recognized over the period of performance of the final undelivered element. We also defer the direct and incremental costs of providing the services and amortize those costs over the period revenue is recognized.
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
     We generally enter into subscription arrangements for term licenses that include, on a bundled basis, (a) the right to use our software for a specified period of time, (b) updates and upgrades to our software on a when and if available basis, and (c) technical support. In subscription arrangements for term licenses, where services are not deemed essential to the functionality of the software products, and fair value has not been established for the subscription element, revenue for both the subscription and services is recognized ratably over the term of the arrangement, once all services have commenced.
     Subscription arrangements for on-demand services generally include: (a) a subscription fee for hosted services and technical support and (b) optional professional services for consulting, training and other services. Revenue related to subscription fees for on-demand services is recognized ratably over the term of the arrangement commencing at the point when the end-user is provided access to the underlying software. Revenue related to professional services is recognized ratably over the term of the arrangement commencing at the point when such services are delivered, provided that the end-user is given access to the underlying software.
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
Goodwill, Other Intangible Assets and Long-Lived Assets
     Goodwill represents the excess of the purchase price over the fair value of net assets associated with various acquisitions and is not subject to amortization. We allocated a portion of each purchase price to intangible assets, including customer contracts and related customer relationships, developed technology, trade names and acquired licenses that are being amortized over their estimated useful lives of one to 15 years. We also allocated a portion of each purchase price to tangible assets and assessed the liabilities to be recorded as part of the purchase price. The estimates we made in allocating each purchase price to tangible and intangible assets, and in assessing liabilities recorded as part of the purchase, involved the application of judgment, which could significantly affect our operating results and financial position.
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
Software Development Costs
     We evaluate whether to capitalize or expense software development costs of computer software to be sold or leased in accordance with established accounting standards. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. We amortize software development costs over their estimated useful lives of two years. During both the three and six months ended March 31, 2010, $50,000 of software development costs were capitalized. During the three and six months ended March 31, 2009, $42,000 and $146,000, respectively, of software development costs were capitalized.
     We capitalize certain costs of software developed or obtained for internal use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We amortize internal-use software development costs over their estimated useful lives of three years. During the three and six months ended March 31, 2010, we capitalized $175,000 and $357,000 respectively, of internal-use software development costs. During the three and six months ended March 31, 2009, $140,000 and $321,000 of internal use software development costs were capitalized.
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
Results of Operations
Comparison of Three Months Ended March 31, 2010 and 2009
Revenue

	Three Months Ended March 31,
	2010		2009
		(Dollars in thousands)
		Percentage of		Percentage of	Period -to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$7,693	27%	$4,205	18%	$3,488	83%
Maintenance and services:
Maintenance fees	11,242	39	10,832	47	410	4
Services	3,436	12	3,796	16	(360)	(9)

Total maintenance and services	14,678	51	14,628	63	50	—
Subscription revenue	6,579	22	4,423	19	2,156	49

Total	$28,950	100%	$23,256	100%	$5,694	24%

     Total revenue for the three months ended March 31, 2010 was $29.0 million, an increase of 24%, or $5.7 million, from the three months ended March 31, 2009. Total revenue increased as a result of higher license sales relating to our product suite as well as an increase in subscription revenue relating to sales of our on-demand products.
     Total license revenue for the three months ended March 31, 2010 was $7.7 million, an increase of 83%, or $3.5 million, from the three months ended March 31, 2009. This increase in license revenue was primarily attributable to higher sales of our product suite. Given that the macro-economic environment has not returned to pre-recessionary levels, we continue to expect our visibility into future license revenue to be somewhat limited.

     Maintenance fees revenue is associated with maintenance agreements in connection with sales of perpetual licenses to our existing installed customer base and to new customers. Maintenance fees revenue for the three months ended March 31, 2010 was $11.2 million, an increase of 4%, or $410,000 from the three months ended March 31, 2009.
     Services revenue for the three months ended March 31, 2010 was $3.4 million, a decrease of 9%, or $360,000, from the three months ended March 31, 2009. The decrease in services revenue was primarily the result of a delay in the recognition of services revenue, for certain multiple-element arrangements, until the commencement of the final undelivered element, when such services revenue will be recognized over the remaining period of performance.
     Total subscription revenue for the three months ended March 31, 2010 was $6.6 million, an increase of 49%, or $2.2 million, from the three months ended March 31, 2009. The increase in subscription revenue was primarily attributable to higher sales of our on-demand products. We anticipate that subscription revenue will continue to increase in future quarters as we enter into additional subscription agreements and expand our on-demand product offerings.
Recurring Revenue

	Three Months Ended March 31,
	2010		2009
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Maintenance fees	$11,242	39%	$10,832	47%	410	4%
Subscription revenue	6,579	22	4,423	19	2,156	49

Total recurring revenue	17,821	61	15,255	66	2,566	17
License revenue	7,693	27	4,205	18	3,488	83
Services	3,436	12	3,796	16	(360)	(1)

Total	$28,950	100%	$23,256	100%	$5,694	24%

     We generate recurring revenue from both maintenance and subscription arrangements, which is recognized ratably over the contractual term of the arrangement or agreement.
     Recurring revenue for the three months ended March 31, 2010 was $17.8 million, an increase of 17%, or $2.6 million, from the three months ended March 31, 2009. The increase in recurring revenue resulted from additional subscription revenue related to sales of our on-demand products. Recurring revenue as a percentage of total revenue was 62% for the three months ended March 31, 2010 as compared to 66% for the three months ended March 31, 2009, which is primarily the result of license revenue increasing at a higher rate than that of subscription and maintenance revenue.
Revenue by Geography

	Three Months Ended March 31,
	2010		2009
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
North America	$21,648	75%	$16,414	71%	$5,234	32%
International	7,302	25	6,842	29	460	7%

Total revenue	$28,950	100%	$23,256	100%	$5,694	24%

     For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.

     Total revenue for North America for the three months ended March 31, 2010 was $21.6 million, an increase of 32%, or $5.2 million, from the three months ended March 31, 2009. The increase in total revenue for North America was primarily related to increases in license and subscription revenue. Total revenue for International for the three months ended March 31, 2010 was $7.3 million, an increase of 7%, or $460,000, from the three months ended March 31, 2009. The increase in total revenue for International was primarily related to increases in license and subscription revenue, partially offset by a decrease in services revenue.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2010		2009
		(Dollars in thousands)
		Gross Margin on		Gross Margin on	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$592	92%	$505	88%	$87	17%
Maintenance and services	4,818	67	4,483	69	335	7
Subscription	2,260	66	1,037	77	1,223	118

Total cost of revenue	$7,670	74%	$6,025	74%	$1,645	27%

     Cost of license revenue for the three months ended March 31, 2010 was $592,000, an increase of 17%, or $87,000 from the three months ended March 31, 2009. The increase in cost of license revenue was primarily due to (a) a $65,000 increase in amortization of acquired intangible assets, and (b) an increase of $84,000 in royalties. Royalties paid for third-party licensed technology represented 3% of total license revenue for the three months ended March 31, 2010. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to be between 1% and 4% of total license revenue. Gross margin on license revenue was 92% in the three months ended March 31, 2010 compared to 88% in the three months ended March 31, 2009.
     Cost of maintenance and services for the three months ended March 31, 2010 was $4.8 million, an increase of 7%, or $335,000, from the three months ended March 31, 2009. The increase in cost of maintenance and services revenue was primarily due to (a) a $258,000 increase in subcontractor costs, and (b) a $72,000 increase in stock-based compensation cost. Gross margin on maintenance and services revenue was 67% for the three months ended March 31, 2010, down from 69% for the three months ended March 31, 2009. The decrease in gross margin primarily related to the decrease in the mix of maintenance revenue compared to service revenue. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we use subcontractor services.
     Cost of subscription revenue for the three months ended March 31, 2010 was $2.3 million, an increase of 118%, or $1.2 million from the three months ended March 31, 2009. The increase in cost of subscription revenue was primarily due to (a) an increase in labor-related expenses of $753,000, (b) an increase of $239,000 in depreciation and amortization expense and (c) an increase in subcontractor costs of $143,000.

Operating Expenses

	Three Months Ended March 31,
	2010		2009
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$9,856	34%	$9,919	43%	$(63)	(1)%
Research and development	5,083	18	4,970	21	113	2
General and administrative	4,469	15	3,932	17	537	14
Restructuring charges	(15)	—	(6)	—	(9)	(150)
Goodwill impairment charge	—	—	15,266	66	(15,266)	(100)
Amortization of acquired intangible assets	258	1	450	2	(192)	(43)
Acquisition related fees	150	1	—	—	150	100

Total operating expenses	$19,801	69%	$34,531	149%	$(14,730)	(43)

     Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2010 was $9.9 million, a decrease of 1%, or $63,000, from the three months ended March 31, 2009. The decrease was primarily the result of (a) a decrease in expenses related to marketing programs of $348,000, (b) a reduction in share based compensation expense of $279,000, offset by (c) an increase in labor-related expenses of $511,000. We expect quarterly sales and marketing expense to increase slightly in absolute dollars for the remainder of fiscal 2010.
     Research and Development. Research and development expense for the three months ended March 31, 2010 was $5.1 million, an increase of 2%, or $113,000, from the three months ended March 31, 2009. The increase in research and development expense was primarily the result of (a) a $331,000 increase in professional service expenses, offset by (b) a $37,000 decrease of stock-based compensation expense. Capitalized software development costs were $225,000 and $182,000 during the three months ended March 31, 2010 and 2009, respectively. We expect quarterly research and development expense to remain relatively unchanged in absolute dollars for the remainder of fiscal 2010.
     General and Administrative. General and administrative expense for the three months ended March 31, 2010 was $4.5 million, an increase of 14%, or $537,000 from the three months ended March 31, 2009. The increase in general and administrative expense was primarily the result of (a) a $610,000 increase in labor-related expenses and (b) an increase of $67,000 in professional fees. We expect quarterly general and administrative expense to remain relatively unchanged in absolute dollars for the remainder of fiscal 2010.
     Restructuring Charges. In the first quarter of fiscal 2009, the Company reduced its workforce by approximately 4% and recorded a restructuring charge of $754,000 for one-time termination benefits to employees. The strategic reduction of workforce was designed to streamline the Company’s organization and improve its corporate performance. The restructuring accrual at March 31, 2010 was $0.
     In the fourth quarter of fiscal 2009, the Company approved a plan to implement a strategic reduction of its workforce designed to streamline its organization and improve its corporate operating performance. The Company reduced its workforce by approximately 13% and recorded a restructuring charge of $2.3 million for one-time termination benefits to employees. The remaining accrual of $46,000 at March 31, 2010 is expected to be paid during fiscal 2010.
     The following is a rollforward of the accrual related to the restructuring initiated in the fourth quarter of fiscal 2009 (in thousands):

Restructuring accrual balance at December 31, 2009	$254
Adjustment to severance related costs	(15)
Cash payments and foreign exchange impact	(193)

Restructuring accrual balance at March 31, 2010	$46

     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $258,000 and $450,000 for the three months ended March 31, 2010 and 2009, respectively. The reduction primarily relates to certain acquired intangible assets becoming fully amortized by the end of fiscal 2009.
Other Income

	Three Months Ended March 31,
	2010		2009
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Interest income, net	$80	—	$160	1%	$(80)	(50)%
Other expense, net	(626)	(2)%	(483)	(2%)	(143)	(30)

Other income (expense), net	$(546)	(2)%	$(323)	(1%)	$(223)	(69)%

     Interest income, net was $80,000 for the three months ended March 31, 2010, a decrease of $80,000 from the three months ended March 31, 2009. Interest income is generated from the investment of our cash balances, less related bank fees. The decrease in interest income, net principally reflected lower invested cash balances and lower interest rates on invested cash balances.
     Other income (expense), net consisted primarily of foreign currency translation and transaction gains and losses. The change in other expense, net was primarily driven by unfavorable foreign currency exchange rates as compared to the corresponding period in the prior year.
Provision for Income Taxes

	Three Months Ended March 31,
	2010		2009
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Income Before		Loss Before		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
	(Dollars in thousands)
Provision for (benefit from) income taxes	$565	60%	$(1,492)	8%	$2,057	138%

     The provision for income taxes was $565,000, or an effective tax rate of 60%. for the three months ended March 31, 2010, a $2.1 million change from the three months ended March 31, 2009. The tax provision primarily relates to income tax expense on profitable operations in foreign tax jurisdictions, foreign withholding taxes, and an uncertain tax position recorded in connection with an ongoing audit in a foreign jurisdiction.
     For the three months ended March 31, 2010, our effective tax rate was different from the federal statutory rate primarily due to the mix of jurisdictional earnings, foreign withholding taxes and the uncertain tax position recorded in the period. For the three months ended March 31, 2009, our effective tax rate was different from the federal statutory rate primarily due to the mix of jurisdictional earnings, foreign withholding taxes, and adjustments to our valuation allowance.

Comparison of Six Months Ended March 31, 2010 and 2009
Revenue

	Six Months Ended March 31,
	2010		2009
	(Dollars in thousands)
		Percentage of		Percentage of	Period -to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$13,180	24%	$10,665	22%	$2,515	24%
Maintenance and services:
Maintenance fees	22,552	42	22,414	45	138	1
Services	6,531	12	7,570	15	(1,039)	(14)

Total maintenance and services	29,083	54	29,984	60	(901)	(3)
Subscription revenue	11,815	22	8,701	18	3,114	36

Total	$54,078	100%	$49,350	100%	$4,728	10%

     Total revenue for the six months ended March 31, 2010 was $54 million, an increase of 10% or $4.7 million, from the six months ended March 31, 2009. Total revenue increased as a result of higher license sales relating to our product suite as well as an increase in subscription revenue relating to sales of our on-demand products, partially offset by a decrease in service revenue.
     Total license revenue for the six months ended March 31, 2010 was $13.2 million, an increase of 24%, or $2.5 million, from the six months ended March 31, 2009. This increase in license revenue was primarily attributable to higher sales of our product suite.
     Maintenance fees revenue is associated with maintenance agreements in connection with sales of perpetual licenses to our existing installed customer base and to new customers. Maintenance fees revenue for the six months ended March 31, 2010 was $22.6 million, an increase of 1%, or $138,000 from the six months ended March 31, 2009.
     Services revenue for the six months ended March 31, 2010 was $6.5 million, a decrease of 14%, or $1 million, from the six months ended March 31, 2009. The decrease in services revenue was primarily the result of a delay in the recognition of services revenue, for certain multiple-element arrangements, until the commencement of the final undelivered element, when such services revenue will be recognized over the remaining period of performance.
     Total subscription revenue for the six months ended March 31, 2010 was $11.8 million, an increase of 36%, or $3.1 million, from the six months ended March 31, 2009. The increase in subscription revenue was primarily attributable to higher sales of our on-demand products. We anticipate that subscription revenue will continue to increase in future quarters as we enter into additional subscription agreements and expand our on-demand product offerings.
Recurring Revenue

	Six Months Ended March 31,
	2010		2009
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Maintenance fees	$22,552	42%	$22,414	45%	138	1%
Subscription revenue	11,815	22	8,701	18	3,114	36

Total recurring revenue	34,367	64	31,115	63	3,252	10
License revenue	13,180	24	10,665	22	2,515	24
Services	6,531	12	7,570	15	(901)	(3)

Total	$54,078	100%	$49,350	100%	$4,728	10%

     We generate recurring revenue from both maintenance and subscription arrangements, which is recognized ratably over the contractual term of the arrangement or agreement.
     Recurring revenue for the six months ended March 31, 2010 was $34.4 million, an increase of 10%, or $3.3 million, from the six months ended March 31, 2009. The increase in recurring revenue resulted from additional subscription revenue related to sales of our on-demand products. Recurring revenue as a percentage of total revenue was 64% for the six months ended March 31, 2010 as compared to 63% for the six months ended March 31, 2009.

Revenue by Geography

	Six Months Ended March 31,
	2010		2009
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
North America	$39,089	72%	$33,556	68%	$5,533	16%
International	14,989	28	15,794	32	(805)	(5)%

Total revenue	$54,078	100%	$49,350	100%	$4,728	10%

     For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.
     Total revenue for North America for the six months ended March 31, 2010 was $39.1 million, an increase of 16%, or $5.5 million, from the six months ended March 31, 2009. The increase in total revenue for North America was primarily related to increases in license and subscription revenue. Total revenue for International for the six months ended March 31, 2010 was $15 million, a decrease of 5%, or $805,000, from the six months ended March 31, 2009. The decrease in total revenue for International was primarily related to decreases in license and services revenue, partially offset by an increase in subscription revenue.
Cost of Revenue and Gross Margin

	Six Months Ended March 31,
	2010		2009
	(Dollars in thousands)
		Gross Margin on		Gross Margin on	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$1,114	92%	$1,141	89%	$(27)	(2)%
Maintenance and services	9,088	69	9,704	68	(616)	(6)
Subscription	4,225	64	2,050	76	2,175	106

Total cost of revenue	$14,427	73%	$12,895	74%	$1,532	12%

     Cost of license revenue for the six months ended March 31, 2010 was $1.1 million, a decrease of 3%, or $27,000 from the six months ended March 31, 2010. The decrease in cost of license revenue was primarily due to a $42,000 decrease in labor-related costs. Royalties paid for third-party licensed technology represented 3% of total license revenue for the six months ended March 31, 2010. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to be between 1% and 4% of total license revenue. Gross margin on license revenue was 92% in the six months ended March 31, 2010 compared to 89% in the six months ended March 31, 2009.
     Cost of maintenance and services for the six months ended March 31, 2010 was $9.1 million, a decrease of 6%, or $616,000 from the six months ended March 31, 2009. The decrease in cost of maintenance and services revenue was primarily due to (a) a $911,000 decrease in labor-related costs, and (b) a $106,000 decrease in subcontractor costs. The reduction in labor-related and subcontractor costs was primarily related to an increase in deferred implementation expenses associated with arrangements when services revenue was also deferred. Gross margin on maintenance and services revenue was 69% for the six months ended March 31, 2010, up from 68% for the six months ended March 31, 2009. The increase in gross margin primarily related to the increase in the mix of maintenance revenue compared to service revenue. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we use subcontractor services.
     Cost of subscription revenue for the six months ended March 31, 2009 was $4.2 million, an increase of 106%, or $2.2 million from the six months ended March 31, 2009. The increase in cost of subscription revenue was primarily due to (a) an increase in labor-related expenses of $1.2 million, (b) an increase in subcontractor costs of $322,000 and (c) an increase of $424,000 in depreciation expense.

Operating Expenses

	Six Months Ended March 31,
	2010		2009
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$18,674	35%	$20,941	42%	$(2,267)	(11)%
Research and development	9,152	17	10,416	21	(1,264)	(12)
General and administrative	8,723	16	7,889	16	834	11
Restructuring charges	16	—	748	2	(732)	(98)
Goodwill impairment charge	—	—	15,266	31	(15,266)	(100)
Amortization of acquired intangible assets	381	1	935	2	(554)	(59)
Acquisition related fees	297	1	—	—	297	100

Total operating expenses	$37,243	70%	$56,195	114%	$(18,952)	(34)

     Sales and Marketing. Sales and marketing expense for the six months ended March 31, 2010 was $18.7 million, a decrease of 11%, or $2.3 million, from the six months ended March 31, 2009. The decrease was primarily the result of (a) a $1.1 million decrease in labor-related expenses due to decreased headcount as a result of the fourth quarter 2009 restructuring, (b) a decrease in expenses related to marketing programs of $588,000 and (c) a reduction in share based compensation expense of $486,000.
     Research and Development. Research and development expense for the six months ended March 31, 2010 was $9.2 million, a decrease of 12%, or $1.3 million, from the six months ended March 31, 2009. The decrease in research and development expense was primarily the result of (a) a $1.6 million decrease in labor-related expenses, principally due to decreased headcount as a result of the fourth quarter 2009 restructuring, and (b) a $113,000 decrease of stock based compensation expense. Capitalized software development costs were $407,000 and $467,000 during the six months ended March 31, 2010 and 2009, respectively.
     General and Administrative. General and administrative expense for the six months ended March 31, 2010 was $8.7 million, an increase of 11%, or $834,000 from the six months ended March 31, 2009. The increase in general and administrative expense was primarily the result of (a) a $735,000 increase in labor-related expenses, (b) an increase of $161,000 in professional fees, and (c) a $105,000 increase in share-based compensation expense.
     Restructuring Charges. In the first quarter of fiscal 2009, the Company reduced its workforce by approximately 4% and recorded a restructuring charge of $754,000 for one-time termination benefits to employees. The strategic reduction of workforce was designed to streamline the Company’s organization and improve its corporate performance. The restructuring accrual at March 31, 2010 was $0.
     In the fourth quarter of fiscal 2009, the Company approved a plan to implement a strategic reduction of its workforce designed to streamline its organization and improve its corporate operating performance. The Company reduced its workforce by approximately 13% and recorded a restructuring charge of $2.3 million for one-time termination benefits to employees. The remaining accrual of $46,000 at March 31, 2010 is expected to be paid during fiscal 2010.
     The following is a rollforward of the accrual related to the restructuring initiated in the fourth quarter of fiscal 2009 (in thousands):

Restructuring accrual balance at September 30, 2009	$1,865
Adjustment to severance related costs	15
Cash payments and foreign exchange impact	(1,834)

Restructuring accrual balance at March 31, 2010	$46

     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $381,000 and $935,000 for the six months ended March 31, 2010 and 2009, respectively. The reduction primarily relates to certain acquired intangible assets becoming fully amortized during fiscal 2009.

Other Income

	Six Months Ended March 31,
	2010		2009
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Interest income, net	$167	—%	$400	1%	$(233)	(58)%
Other expense, net	(696)	(1)%	(1,600)	(3)	904	57

Other income (expense), net	$(529)	(1)%	$(1,200)	(2)%	$671	56%

     Interest income, net was $167,000 for the six months ended March 31, 2010, a $233,000 decrease from the six months ended March 31, 2009. Interest income is generated from the investment of our cash balances, less related bank fees. The decrease in interest income, net principally reflected lower invested cash balances and lower interest rates on invested cash balances.
     Other income (expense), net consisted primarily of foreign currency translation and transaction gains and losses. The change in other expense, net was primarily driven by favorable foreign currency exchange rates as compared to the corresponding period in the prior year.
Provision for Income Taxes

	Six Months Ended March 31,
	2010		2009
	(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Income Before		Loss Before		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
			(Dollars in thousands)
Provision for (benefit from) income taxes	$(253)	13%	$(711)	3%	$458	64%

     The tax benefit from income taxes was $253,000, or an effective tax rate of (13)%, for the six months ended March 31, 2010, a $458,000 change from the six months ended March 31, 2009. The tax benefit primarily related to a $1.3 million decrease of valuation allowance previously recorded against net operating loss deferred tax assets. The Worker, Homeownership, and Business Act, which was effective on November 6, 2009, increased the carryback period for certain net operating losses from two to five years. The benefit was recorded as a result of this legislative change. The tax benefit was partially offset by income tax expense related to our profitable operations in foreign tax jurisdictions, foreign withholding taxes, and an uncertain tax position recorded in connection with an ongoing audit in a foreign jurisdiction.
     For the six months ended March 31, 2010, our effective tax rate was different from the federal statutory rate primarily due to the tax benefit recorded in conjunction with the net operating loss carryback, the mix of jurisdictional earnings and the uncertain tax position recorded in the period. For the six months ended March 31, 2009, our effective tax rate was different from the federal statutory rate primarily due to the mix of jurisdictional earnings, foreign withholding taxes, and adjustments to our valuation allowance.
Liquidity and Capital Resources
     Historically, we have financed our operations and met our capital requirements primarily through funds generated from operations and sales of our capital stock. As of March 31, 2010, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $39.2 million. As of March 31, 2010, we had no outstanding debt.
     Our cash and cash equivalents at March 31, 2010 were held for working capital purposes and were invested primarily in overnight investments and money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash of $466,000 at March 31, 2010 was held in certificates of deposit as collateral for letters of credit related to the lease agreement for our corporate headquarters in Waltham, Massachusetts, our sales office in France and for our payroll credit facility in Australia. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At March 31, 2010, we were in compliance with this internal policy.
     Net cash provided by operating activities was $11.1 million in the six months ended March 31, 2010, compared to net cash provided by operating activities of $318,000 in the six months ended March 31, 2009. Net income (loss) adjusted for non-cash expenses (including depreciation, amortization of acquired intangible assets and capitalized software development costs, share-based compensation, foreign currency translation loss and deferred tax provisions) increased to income of $7.2 million in the six months ended March 31, 2010 from a loss of $663,000 in the six months ended March 31, 2009, an increase of $7.9 million. Increases in deferred revenue as well as in accounts payable increased our cash during the six months ended March 31, 2010. These increases in operating cash flow, in the six months ended March 31, 2010, were offset by reductions of cash from changes in accounts receivable, accrued expenses, and prepaid expenses and other current assets. The change in accounts receivable for the six months ended March 31, 2010 was primarily related to the timing of new perpetual license transactions.
     Investing activities used $22.1 million and provided $9.1 million of cash in the six months ended March 31, 2010 and 2009, respectively. In the six months ended March 31, 2010, $2.5 million of cash was used for purchases of property and equipment, which primarily related to purchases of computer equipment and software to support increased investment in our on-demand offerings. $19.2 million, net of cash acquired, was used to pay for the acquisition of Pivotal Veracity and MakeMeTop.
     On January 12, 2010, we acquired by merger Pivotal Veracity LLC for $17.8 million in cash. On February 1, 2010, we acquired the paid search bid management business, MakeMeTop, from Microchannel Ltd. for $1.8 million in cash. The acquisitions were accounted for as purchase transactions, and as such the results of operations of Pivotal Veracity LLC and MakeMeTop were consolidated with the Company beginning on January 12, 2010 and February 1, 2010, respectively.
     Our financing activities provided cash of $133,000 and consumed $787,000 in the six months ended March 31, 2010 and March 31, 2009, respectively. In the six months ended March 31, 2010 and 2009, $771,000 and $230,000, respectively, was used to pay withholding taxes related to restricted stock units, and $0 and $912,000, respectively, was used to purchase shares of common stock under the Company’s share repurchase program.
Contractual Obligations and Requirements
     Our significant lease obligations relate to our corporate headquarters in Waltham, Massachusetts as well as our facility in the United Kingdom. Our contractual commitments as of March 31, 2010 are not materially different from the amounts disclosed as of September 30, 2009 in our fiscal 2009 Annual Report on Form 10-K.
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
Foreign Currency Exchange Risk
     Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. We enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise primarily from our foreign currency-denominated receivables. For the three and six months ended March 31, 2010, we did not enter into any derivative transactions. There are certain non-U.S. Dollar denominated receivables where we have not entered into a foreign currency forward contract to mitigate the foreign currency exposure, which may create foreign currency exchange risks for us. Revenue denominated in currencies other than the U.S. dollar represented 23% and 36% of total revenue in the three months ended March 31, 2010 and 2009, respectively.
     As of March 31, 2009, we had $8.2 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of March 31, 2010, the fair value of our receivables denominated in currencies other than the U.S. dollar would have fluctuated by $823,000. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense). Exchange rate fluctuations on long-term intercompany accounts, which are invested indefinitely without repayment terms, are recorded in accumulated other comprehensive income in stockholders’ equity.
Interest Rate Risk
     At March 31, 2010, we had unrestricted cash and cash equivalents of $39.2 million. These amounts were invested primarily in money market funds and corporate bonds, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short-term interest rates and determined that, due to the size and duration of our investment portfolio, a 100-basis-point change in interest rates at March 31, 2010 would not have any material exposure to changes in fair value of our portfolio at March 31, 2010.
Credit Risk
     Our exposure to credit risk consists principally of accounts receivable and purchased customer receivables. We maintain reserves for potential credit losses which, on a historical basis, have been limited due to our ongoing credit review procedures and the general creditworthiness of our customer base. No customers accounted for greater than 10% of our accounts receivable balance at March 31, 2010 and September 30, 2009.

Item 4. Controls and Procedures
Effectiveness of Disclosure Controls and Procedures
     An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Share Repurchase Program was announced on December 1, 2008 and allowed for the repurchase of up to $5 million of common stock through December 1, 2009. As of March 31, 2010, there were 416,000 shares held as treasury stock.
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

UNICA CORPORATION
Date: May 10, 2010	/s/ Yuchun Lee
Yuchun Lee
Chief Executive Officer, President and Chairman

Date: May 10, 2010	/s/ Kevin P. Shone
Kevin P. Shone
Senior Vice President and Chief Financial Officer [Principal Financial and Accounting Officer]