Form 10-Q
period 2010-06-30
UNICA CORP
filed 2010-08-05
CIK 1138804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of August 2, 2010 was 21,512,396.

UNICA CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2010

PART I — Financial Information
Item 1. Financial Statements
UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	September 30,
	2010	2009
ASSETS
Current assets:

Cash and cash equivalents	$43,102	$50,314
Accounts receivable, net of allowance for doubtful accounts of $340 and $361, respectively	23,819	16,514
Prepaid expenses and other current assets	4,970	4,731

Total current assets	71,891	71,559

Property and equipment, net	7,340	5,221
Acquired intangible assets, net	10,883	4,515
Goodwill	20,801	10,943
Deferred tax assets, long-term, net of valuation allowance	905	894
Other assets	835	749

Total assets	$112,655	$93,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,131	$1,332
Accrued expenses	13,966	13,080
Deferred revenue	42,781	35,069

Total current liabilities	57,878	49,481
Long-term deferred revenue	3,959	1,250
Other long-term liabilities	337	337

Total liabilities	62,174	51,068
Commitments, contingencies, and guarantees (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized — 90,000,000 shares; 21,916,000 shares issued and 21,500,000 shares outstanding at June 30, 2010; 21,254,632 shares issued and 20,758,131 shares outstanding at September 30, 2009	219	213
Additional paid-in capital	77,610	73,267
Accumulated deficit	(25,890)	(29,209)
Treasury stock, at cost	(1,920)	(1,920)
Accumulated other comprehensive income	462	462

Total stockholders’ equity	50,481	42,813

Total liabilities and stockholders’ equity	$112,655	$93,881

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenue:
License	$7,363	$4,359	$20,543	$15,024
Maintenance and services	15,462	16,594	44,545	46,738
Subscription	7,880	5,907	19,695	14,448

Total revenue	30,705	26,860	84,783	76,210
Costs of revenue:
License	652	396	1,766	1,537
Maintenance and services	5,110	5,383	14,198	15,154
Subscription	2,755	1,279	6,980	3,262

Total cost of revenue	8,517	7,058	22,944	19,953

Gross profit	22,188	19,802	61,839	56,257

Operating expenses:
Sales and marketing	10,146	11,216	28,820	32,157
Research and development	4,841	5,045	13,993	15,461
General and administrative	4,620	4,204	13,350	12,093
Restructuring charges	—	—	16	748
Goodwill impairment charge	—	—	—	15,266
Amortization of acquired intangible assets	290	122	671	1,057
Transaction fees	—	—	290	—

Total operating expenses	19,897	20,587	57,140	76,782

Income (loss) from operations	2,291	(785)	4,699	(20,525)
Other income (loss):
Interest income, net	34	103	201	503
Other income (expense), net	(727)	210	(1,423)	(1,390)

Total other income (loss)	(693)	313	(1,222)	(887)

Income (loss) before income taxes	1,598	(472)	3,477	(21,412)
Provision for (benefit from) income taxes	411	(180)	158	(891)

Net income (loss)	$1,187	$(292)	$3,319	$(20,521)

Net income (loss) per common share:
Basic	$0.06	$(0.01)	$0.16	$(0.99)

Diluted	$0.05	$(0.01)	$0.15	$(0.99)

Shares used in computing net income (loss) per common share:
Basic	21,423,000	20,708,000	21,171,000	20,780,000

Diluted	22,438,000	20,708,000	22,144,000	20,780,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,319	$(20,521)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	2,388	1,994
Amortization of capitalized software development costs	131	139
Amortization of acquired intangible assets	1,362	1,825
Goodwill impairment charge	—	15,266
Provision for doubtful accounts	136	215
Share-based compensation expense	3,333	3,992
Foreign currency translation loss	575	226
Benefit from deferred income taxes	(51)	(1,435)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(6,644)	1,276
Prepaid expenses and other current assets	(71)	1,774
Other assets	(178)	449
Accounts payable	(136)	(1,318)
Accrued expenses	1,242	(1,145)
Deferred revenue	10,617	155

Net cash provided by operating activities	16,023	2,892
Cash flows from investing activities:
Purchases of property and equipment	(3,750)	(1,576)
Cash collected from license acquired in acquisition	108	115
Capitalization of software development costs	(515)	(575)
Cash paid for acquisitions, net of cash acquired	(19,181)	—
Proceeds from sales and maturities of investments	—	15,043
Purchases of investments	—	(898)
Increase in restricted cash	(106)	(69)

Net cash provided by (used in) investing activities	(23,444)	12,040

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and employee stock purchase plans	1,764	370
Purchases of treasury shares	—	(1,920)
Payment of withholding taxes in connection with settlement of restricted stock units	(822)	(308)

Net cash provided by (used in) financing activities	942	(1,858)
Effect of exchange rate changes on cash and cash equivalents	(733)	(505)

Net increase (decrease) in cash and cash equivalents	(7,212)	12,569
Cash and cash equivalents at beginning of period	50,314	35,799

Cash and cash equivalents at end of period	$43,102	$48,368

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(In thousands, except share and per share data)
1. Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring items, to fairly present the results of the interim periods in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP), have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to ensure the information presented is not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, and current reports on Form 8-K filed with the Securities and Exchange Commission. The interim period results are not necessarily indicative of the results to be expected for any subsequent interim period or for the full year.
     Fair Value of Financial Instruments
     The carrying amounts of the Company’s financial instruments, which included accounts receivable, accounts payable and accrued expenses, approximated their fair values at June 30, 2010 and September 30, 2009, due to the short-term nature of these instruments.
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
     For all of our software arrangements, the Company does not recognize revenue until it can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. In making these judgments, the Company evaluates these criteria as follows:
•	Evidence of an arrangement. For the majority of its arrangements, the Company considers a non-cancelable agreement to be persuasive evidence of an arrangement. In transactions below a certain dollar threshold, the Company considers a purchase order signed by the customer to be persuasive evidence of an arrangement.
•	Delivery. The Company considers delivery to have occurred when a CD or other medium containing the licensed software is provided to a common carrier or, in the case of electronic delivery, the customer is given electronic access to the licensed software. The Company’s typical end-user license agreement does not include customer acceptance provisions.
•	Fixed or determinable fee. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our normal payment terms. If the fee is subject to refund or adjustment, the Company recognizes revenue when the refund or adjustment right lapses. If the payments are due beyond the Company’s normal terms, it recognizes the revenue as amounts become due and payable or as cash is collected.
•	Collection is deemed probable. Customers are evaluated for creditworthiness through the Company’s credit review process at the inception of the arrangement. Collection is deemed probable if, based upon our evaluation, the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company cannot conclude that collection is probable, it defers the revenue, and recognizes the revenue upon cash collection.
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
     The Company did not hold any investments as of June 30, 2010 and September 30, 2009.
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
     The Company uses the market approach to measure the fair value of its financial assets by obtaining prices and other relevant information generated by market transactions involving identical or comparable assets. The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at June 30, 2010:

		Fair Value Measurements
	Total Fair Value at	at Reporting Date Using
	June 30, 2010	Level 1	Level 2	Level 3
Money market funds	$19,442	$19,442	$—	$—

		Fair Value Measurements
	Total Fair Value at	at Reporting Date Using
	September 30, 2009	Level 1	Level 2	Level 3
Money market funds	$37,444	$37,444	$—	$—

     Money market funds are included in cash and cash equivalents and are quoted at market equivalent rates.

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
     The following table presents the calculation of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$1,187	$(292)	$3,319	$(20,521)
Other comprehensive income (loss), net of tax effects:
Change in unrealized gain on investments, net of tax	—	(12)	—	36
Foreign currency translation adjustments	—	109	—	(79)

Other comprehensive income (loss)	—	97	—	(43)

Comprehensive income (loss)	$1,187	$(195)	$3,319	$(20,564)

5. Net Income (Loss) Per Common Share
     Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income (loss) per common share gives effect to all dilutive securities, including stock options and restricted stock units using the treasury stock method. For the three and nine months ended June 30, 2010 and 2009, the Company had only one class of security, common stock, outstanding.
     The following table presents the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$1,187	$(292)	$3,319	$(20,521)

Weighted-average shares of common stock outstanding	21,423,000	20,708,000	21,171,000	20,780,000
Dilutive effect of common stock equivalents	1,015,000	—	973,000	—

Weighted-average shares used in computing diluted net income (loss) per common share	22,438,000	20,708,000	22,144,000	20,780,000

Basic net income (loss) per common share	$0.06	(0.01)	$0.16	(0.99)
Diluted net income (loss) per common share	$0.05	$(0.01)	$0.15	$(0.99)
     Weighted-average common stock equivalents of 281,000 and 4,132,000 were excluded from the calculation of diluted net income (loss) per common share for the three months ended June 30, 2010 and 2009, respectively, as their inclusion would be anti-dilutive. Weighted-average common stock equivalents of 993,000 and 4,155,000 were excluded from the calculation of diluted net income (loss) per common share for the nine months ended June 30, 2010 and 2009, respectively, as their inclusion would be anti-dilutive.
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

	Amount	Average Life
		(in years)
Trade name	$55	2
Technology	1,686	8
Customer relationships	4,943	15
Non-compete agreements	129	5

	$6,813

     The portion of the Pivotal Veracity purchase price allocated to purchased receivables reflects the fair value of future amounts due under customer contracts in effect as of the acquisition date less the fair value of Unica’s obligation to perform on such contracts.
     For the three months ended June 30, 2010, the condensed consolidated results of the Company include $834 of revenue attributable to the acquisition of Pivotal Veracity.
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

	$1,025

     For the three months ended June 30, 2010, revenue attributable to the acquisition of MakeMeTop is insignificant to the condensed consolidated results of the Company.
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
     Unless changes in events or circumstances indicate that an impairment test is required, the Company will continue to test goodwill for impairment on an annual basis. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, significant underperformance relative to historical or projected future operating results, an economic downturn in customers’ industries, increased competition, a significant reduction in the Company’s stock price for a sustained period, or a reduction of the Company’s market capitalization relative to net book value. There was no indication of impairment of goodwill during the nine months ended June 30, 2010.
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

	Range of	Gross
	Useful Lives	Carrying	Accumulated	Net Book
	In Years	Value	Amortization	Value
As of June 30, 2010:
Developed technology	1-8	$8,918	$(5,622)	$3,296
Customer contracts and related customer relationships	3-15	12,939	(6,458)	6,481
License agreement	14	1,360	(456)	904
Trade name	1-2	99	(59)	40
Non-compete agreements	3-5	181	(19)	162

Total intangible assets		$23,497	$(12,614)	$10,883

As of September 30, 2009:
Developed technology	1-8	$6,699	$(4,931)	$1,768
Customer contracts and related customer relationships	3-14	7,556	(5,821)	1,735
License agreement	14	1,360	(348)	1,012
Trade name	1	44	(44)	—

Total intangible assets		$15,659	$(11,144)	$4,515

     The following table describes changes to goodwill during the nine months ended June 30, 2010:

Balance as of September 30, 2009
Goodwill	$26,209
Goodwill related to acquisition of Pivotal Veracity	9,582
Goodwill related to acquisition of MakeMeTop	725
Accumulated impairment losses	(15,266)

21,250

Foreign currency translation adjustments	(449)

Balance as of June 30, 2010
Goodwill	36,067
Accumulated impairment losses	(15,266)

$20,801

     The Company recorded amortization expense for acquired intangible assets of $458 and $351 for the three months ended June 30, 2010 and 2009, respectively, and $1,362 and $1,825 for the nine months ended June 30, 2010 and 2009, respectively. Amortization of developed technology, included as a component of cost of license revenue in the condensed consolidated statements of operations, was $168 and $229 for the three months ended June 30, 2010 and 2009, respectively, and $691 and $768 for the nine months ended June 30, 2010 and 2009, respectively.
     Intangible assets are expected to be amortized over a weighted-average period of 4.79 years as follows:

Year ending September 30, 2010	$494
2011	2,030
2012	1,879
2013	1,629
2014	1,402
2015 and thereafter	3,449

Total expected amortization	$10,883

8. Software Development Costs
     The Company evaluates whether to capitalize or expense development costs of computer software to be sold in accordance with established accounting standards. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company has defined technological feasibility as the completion of a working model. During the three months ended June 30, 2010 and 2009, $4 and $18, respectively, of software development costs were capitalized. During the nine months ended June 30, 2010 and 2009, $54 and $164, respectively, of software development costs were capitalized. Amortization expense during the three months ended June 30, 2010 and 2009 was $45 and $53, respectively. Amortization expense during the nine months ended June 30, 2010 and 2009 was $131 and $139, respectively. The net book value of software development costs was $119 and $196 at June 30, 2010 and September 30, 2009, respectively.
     The Company capitalizes certain costs of software developed or obtained for internal use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, beginning when the software is ready for its intended use. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three months ended June 30, 2010 and 2009, $175 and $133, respectively, of internal-use software costs were capitalized. During the nine months ended June 30, 2010 and 2009, $533 and $454, respectively, of internal-use software costs were capitalized. Amortization expense during the three months ended June 30, 2010 and 2009 was $67 and $0, respectively. Amortization expense during the nine months ended June 30, 2010 and 2009 was $200 and $0, respectively. The net book value of internal-use software costs was $1,217 and $884 at June 30, 2010 and September 30, 2009, respectively.

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
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the model and the resulting estimated fair value for option grants during the applicable period were as follows:

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2010	2009	2010	2009
Dividend yield	—	—	—	—
Volatility	64%	58%	64%	58%
Risk-free interest rate	1.37%	1.34%	1.23% to 1.38%	1.11% to 1.53%
Weighted-average expected option term (in years)	4.1	4.1	4.1	4.1
Weighted-average fair value per share of options granted	$4.94	$1.21	$3.48	$1.38
Weighted-average fair value per share of restricted stock awards granted	$9.92	$4.77	$7.09	$4.17

The fair value of employee stock purchase plan (ESPP) awards is estimated on the date of grant using the Black- Scholes option pricing model. The assumptions used in the model and the resulting estimated fair value grants during the applicable period are as follows:

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2010	2009	2010	2009
Dividend yield	—	—	—	—
Volatility	49%	50%	49%	50%
Risk-free interest rate	0.18%	0.46%	0.18%-0.26%	0.46%-2.00%
Weighted-average expected option term (in years)	0.5	0.5	0.5	0.5
Weighted-average fair value per share of options granted	$2.37	$1.28	$2.10	$1.98

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

The weighted-average exercise price of the options granted under the stock option plans for the three months ended June 30, 2010 and 2009 was $9.92 and $4.68, respectively, and for the nine months ended June 30, 2010 and 2009 was $7.05 and $4.43, respectively.

The components of share-based compensation expense were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Stock options	$366	$517	$996	$1,541
Restricted stock units	686	777	2,188	2,296
Employee stock purchase plan	51	61	149	155

Total share-based compensation	$1,103	$1,355	$3,333	$3,992

     Cost of revenue and operating expenses include share-based compensation expense as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Cost of license revenue	$6	$7	$19	$37
Cost of maintenance and services revenue	111	251	689	726
Sales and marketing expense	426	615	982	1,657
Research and development expense	176	248	537	722
General and administrative expense	384	234	1,106	850

Total share-based compensation expense	$1,103	$1,355	$3,333	$3,992

     The Company expects to record the unamortized portion of share-based compensation expense for existing stock options and restricted stock units outstanding at June 30, 2010, over a weighted-average period of 1.52 years, as follows:

Year Ending September 30,
2010 (remainder)	$1,277
2011	3,670
2012	2,697
2013	1,807
2014	589

Total unamortized share-based compensation	$10,040

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
     The following is a summary of the Company’s stock options activity, including related disclosures, during the nine months ended June 30, 2010.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(1)
Outstanding at September 30, 2009	2,463,000	$5.40
Granted	624,000	6.95
Exercised	(329,000)	4.42
Forfeited	(255,000)	6.79

Outstanding at June 30, 2010	2,503,000	5.77	4.41 yrs	$9,912

Exercisable at June 30, 2010	1,272,000	5.72	3.88 yrs	$5,292

Options at June 30, 2010 vested and expected to vest	2,345,000	5.74	4.36 yrs	$9,381

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of the Company’s common stock on June 30, 2010, the last trading day of the period, of $9.58 per share, and the exercise price of the underlying options. The total intrinsic value of options exercised during the three and nine months ended June 30, 2010 was $1,023 and $1,541, respectively. The total intrinsic value of options exercised during the three and nine months ended June 30, 2009 was $24 and $48, respectively.

Restricted Stock Units
     The Company issues restricted stock units (RSUs) as an additional form of equity compensation to its employees and officers, pursuant to the Company’s stockholder-approved 2005 Plan. RSUs are restricted stock awards that entitle the grantee to an issuance of stock upon vesting. The fair value of the RSUs was calculated based upon the Company’s closing stock price on the date of grant, and the related share-based compensation expense is being recorded over the vesting period. RSUs generally vest over a four-year period and unvested RSUs are forfeited and canceled as of the date that employment terminates. RSUs are settled in shares of the Company’s common stock upon vesting. The following is a summary of the status of the Company’s restricted stock units as of June 30, 2010 and the activity during the nine months ended June 30, 2010.

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested awards at September 30, 2009	1,268,000	$6.68
Granted	625,000	7.09
Vested	(392,000)	7.22
Forfeited	(166,000)	6.68

Nonvested awards at June 30, 2010	1,335,000	6.47

     The Company recorded $686 and $2,188, respectively of share-based compensation expense related to RSUs for the three and nine months ended June 30, 2010. As of June 30, 2010, there was unrecognized compensation cost related to RSUs totaling $8.9 million, net of estimated forfeitures, which will be recognized over a weighted-average period of 1.53 years.
Employee Stock Purchase Plan
     In March 2005, the Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (ESPP), which is qualified under Section 423 of the Internal Revenue Code. The ESPP is available to all eligible employees, who, through payroll deductions, will be able to individually purchase shares of the Company’s common stock semi-annually at a price equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the purchase period. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock for the ESPP. At June 30, 2010, 571,000 shares were reserved for future issuance under the ESPP.
11. Restructuring Charges
     During the three months ended December 31, 2008, the Company reduced its workforce by approximately 4% and recorded a restructuring charge of $754 for one-time termination benefits to employees. The following is a rollforward of the restructuring accrual for the nine months ended June 30, 2010:

Restructuring accrual balance at September 30, 2009	$128
Cash payments and foreign exchange impact	(128)

Restructuring accrual balance at June 30, 2010	$0

     In the fourth quarter of fiscal 2009, the Company approved a plan to implement a strategic reduction of its workforce designed to streamline its organization and improve its corporate operating performance. The Company reduced its workforce by approximately 13% and recorded a restructuring charge of $2,289 for one-time termination benefits to employees.
     The following is a rollforward of the accrual related to the restructuring initiated in the fourth quarter of fiscal 2009:

Restructuring accrual balance at September 30, 2009	$1,865
Adjustment to severance related costs	15
Cash payments and foreign exchange impact	(1,838)

Restructuring accrual balance at June 30, 2010	$42

12. Derivative Financial Instruments
Foreign Currency Forward Contracts
     During the three months ended June 30, 2010, the Company entered into foreign currency forward contracts to limit net foreign currency transaction gains and losses primarily related to non-U.S. dollar denominated accounts receivable. As of June 30, 2010, the Company had the following outstanding foreign currency forward contracts:

Notional Amount
(in U.S. Dollars)
Euro (EUR)	$1,045
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
     Generally, the Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables are included in other expense, net. There were no net gains and losses on forward contracts, including realized and unrealized gains and losses, included in other income (expense), net, for the three and nine months ended June 30, 2010.
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
     For the three months ended June 30, 2010, the Company recorded a tax provision of $411. The provision primarily relates to income tax expense on profitable operations in foreign tax jurisdictions, foreign withholding taxes, and the effect of uncertain tax provisions that reversed during the period.
     For the nine months ended June 30, 2010, the Company recorded a tax provision of $158. The tax provision included income tax expense related to our profitable operations in foreign jurisdictions, foreign withholding taxes, and an uncertain tax position in connection with an ongoing audit in a foreign jurisdiction. The tax expense was largely offset by a $1.3 million decrease of valuation allowance previously recorded against net operating loss deferred assets. Tax law changes in the U.S. increased the carryback period for certain net operating losses from two to five years. Prior to this change in tax law, the Company had recorded a full valuation allowance against the related deferred tax assets. The benefit was recorded as a result of this legislative change.
15. Segment Information
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
Geographic Data
     The following table presents revenue from unaffiliated customers by geographic region and is determined based on the locations of customers.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
United States	$19,050	$19,165	$56,565	$50,901
All Other	11,655	7,695	28,218	25,309

Total	$30,705	$26,860	$84,783	$76,210

     The following table presents information about the Company’s long-lived assets by geographic region:

	June 30,	September 30,
	2010	2009
North America	$7,186	$4,833
International	989	1,137

Total	$8,175	$5,970

16. Recent Accounting Pronouncements
     In September 2009, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides another alternative for establishing fair value for a deliverable. When vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective in fiscal 2011, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial position and results of operations.
     In September 2009, the FASB issued authoritative guidance on software-enabled products. Under this guidance, tangible products that have software components that are essential to the functionality of the tangible product will be excluded from the software revenue recognition guidance. The new guidance includes factors to help companies determine what is essential to the functionality. Software-enabled products will now be subject to other revenue guidance and will follow the above new guidance for multiple deliverable arrangements. This guidance is effective in fiscal 2011, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial position and results of operations.

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
     We sell and market our software primarily through our direct sales force as well as through alliances with marketing service providers (MSPs), resellers, distributors and systems integrators. In addition to reselling and deploying our products, MSPs offer a range of marketing program design, database development support, and execution services on an on-demand or outsourced basis. We also provide a full range of services to our customers, including implementation, training, consulting, maintenance and technical support, and customer success programs. We have sales offices across the United States, including at our headquarters in Waltham, Massachusetts. Our primary sales offices outside of the United States are in France, Germany, United Kingdom, Singapore and Australia. In addition, we have a research and development office in India. We have a worldwide installed base of over 1,500 companies in a wide range of industries. Our current customers operate principally in the financial services, retail, telecommunications, and travel and hospitality industries.
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
     Cost of Revenue
     Cost of license revenue for perpetual license agreements consists primarily of (a) salaries, other labor related costs and share-based compensation related to documentation personnel, (b) facilities and other related overhead, (c) third-party royalties for licensed technology incorporated into our current product offerings, (d) amortization of acquired developed technology, and (e) amortization of capitalized software development costs.
     Cost of maintenance and services revenue consists primarily of (a) salaries, other labor-related costs, share-based compensation, facilities and other overhead related to professional services and technical support personnel and (b) expenses for services provided by subcontractors for professional services and related out-of-pocket expenses.
     Cost of subscription revenue includes (a) an allocation of labor related and overhead costs associated with technical support, documentation and professional services personnel, (b) costs associated with hosting-related activities, and (c) amortization of internal-use software costs.

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
     Research and Development. Research and development expense consists primarily of (a) salaries, other labor related costs and share-based compensation related to employees working on the development of new products, enhancement of existing products, quality assurance and testing and (b) facilities and other related overhead. During the three months ended June 30, 2010 and 2009, $179,000 and $151,000 respectively, of software development costs were capitalized. During the nine months ended June 30, 2010 and 2009, $587,000 and $618,000, respectively, of software development costs were capitalized.
     General and Administrative. General and administrative expense consists primarily of (a) salaries, other labor-related costs and share-based compensation related to general and administrative activities, (b) accounting, legal and other professional fees, and (c) facilities and other related overhead.
     Restructuring Charges. In the first quarter of fiscal 2009, the Company reduced its workforce by approximately 4% and recorded a restructuring charge of $754,000 for one-time termination benefits to employees. The strategic reduction of workforce was designed to streamline the Company’s organization and improve its corporate operating performance. In the fourth quarter of fiscal 2009, the Company approved a plan to implement a strategic reduction of its workforce designed to streamline its organization and improve its corporate operating performance. In connection with this plan, in the fourth quarter of fiscal 2009, the Company reduced its workforce by approximately 13% and recorded a restructuring charge of $2.3 million for one-time termination benefits to employees.
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
Software Development Costs
     We evaluate whether to capitalize or expense software development costs of computer software to be sold or leased in accordance with established accounting standards. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. We amortize software development costs over their estimated useful lives of two years. During the three and nine months ended June 30, 2010, $4,000 and $54,000 of software development costs were capitalized. During the three and nine months ended June 30, 2009, $18,000 and $164,000, respectively, of software development costs were capitalized.
     We capitalize certain costs of software developed or obtained for internal use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We amortize internal-use software development costs over their estimated useful lives of three years. During the three and nine months ended June 30, 2010, we capitalized $175,000 and $533,000, respectively, of internal-use software development costs. During the three and nine months ended June 30, 2009, $133,000 and $454,000, respectively, of internal use software development costs were capitalized.
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
Results of Operations
Comparison of Three Months Ended June 30, 2010 and 2009
Revenue

	Three Months Ended June 30,
	2010		2009
		(Dollars in thousands)
		Percentage of		Percentage of	Period -to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$7,363	24%	$4,359	16%	$3,004	69%
Maintenance and services:
Maintenance fees	11,398	37	11,098	41	300	3
Services	4,064	13	5,496	21	(1,432)	(26)

Total maintenance and services	15,462	50	16,594	62	(1,132)	(7)
Subscription revenue	7,880	26	5,907	22	1,973	33

Total	$30,705	100%	$26,860	100%	$3,845	14%

     Total revenue for the three months ended June 30, 2010 was $30.7 million, an increase of 14%, or $3.8 million, from the three months ended June 30, 2009. Total revenue increased as a result of higher license sales relating to our product suite as well as an increase in subscription revenue relating to sales of our on-demand products, partially offset by a decrease in services revenue.

     Total license revenue for the three months ended June 30, 2010 was $7.4 million, an increase of 69%, or $3.0 million, from the three months ended June 30, 2009. This increase in license revenue was primarily attributable to higher sales of our product suite. Given that the macro-economic environment has not returned to pre-recessionary levels, we continue to expect our visibility into future license revenue to be somewhat limited.
     Maintenance fees revenue is associated with maintenance agreements in connection with sales of perpetual licenses to our existing installed customer base and to new customers. Maintenance fees revenue for the three months ended June 30, 2010 was $11.4 million, an increase of 3%, or $300,000 from the three months ended June 30, 2009.
     Services revenue for the three months ended June 30, 2010 was $4.0 million, a decrease of 26%, or $1.4 million, from the three months ended June 30, 2009. The decrease in services revenue was primarily related to the recognition of $1.0 million of previously deferred revenue, during the three months ended June 30, 2009, upon termination of an arrangement with a customer. The decrease in services revenue was also due to the delay in the recognition of services revenue, for certain multiple-element arrangements, until the commencement of the final undelivered element, when such services revenue will be recognized over the remaining period of performance.
     Total subscription revenue for the three months ended June 30, 2010 was $7.9 million, an increase of 33%, or $2.0 million, from the three months ended June 30, 2009. The increase in subscription revenue was primarily attributable to higher sales of our on-demand products, including the impact of the Pivotal Veracity and MakeMeTop acquisitions which were closed during the second quarter of fiscal 2010. Subscription revenue from term licenses remained relatively unchanged from that of the corresponding quarter of the prior year. During the three months ended June 30, 2009, we recognized $1.4 million of previously deferred subscription revenue, relating to a term license, upon termination of an arrangement with a customer. We anticipate that subscription revenue will continue to increase in future quarters as we enter into additional subscription agreements and expand our on-demand product offerings.
Recurring Revenue

	Three Months Ended June 30,
	2010		2009
		(Dollars in thousands)
		Percentage of		Percentage of	Period -to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Maintenance fees	$11,398	37%	$11,098	41%	300	3%
Subscription revenue	7,880	26	5,907	22	1,973	33

Total recurring revenue	19,278	63	17,005	63	2,273	13
License revenue	7,363	24	4,359	16	3,004	69
Services	4,064	13	5,496	21	(1,432)	(26)

Total	$30,705	100%	$26,860	100%	$3,845	14%

     We generate recurring revenue from both maintenance and subscription arrangements, which is recognized ratably over the contractual term of the arrangement or agreement.
     Recurring revenue for the three months ended June 30, 2010 was $19.3 million, an increase of 13%, or $2.3 million, from the three months ended June 30, 2009. The increase in recurring revenue resulted from additional subscription revenue related to sales of our on-demand products. Recurring revenue as a percentage of total revenue was 63% for the three months ended June 30, 2010 and 2009.
Revenue by Geography

	Three Months Ended June 30,
	2010		2009
		(Dollars in thousands)
		Percentage of		Percentage of	Period -to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
North America	$19,944	65%	$20,090	75%	$(146)	—
International	10,761	35	6,770	25	3,991	59%

Total revenue	$30,705	100%	$26,860	100%	$3,845	14%

     For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.
     Total revenue for North America for the three months ended June 30, 2010 was $19.9 million, which was relatively unchanged from that of the three months ended June 30, 2009. Total revenue for International for the three months ended June 30, 2010 was $10.7 million, an increase of 59%, or $4.0 million, from the three months ended June 30, 2009. The increase in total revenue for International was primarily related to increases in license and subscription revenue, partially offset by a decrease in services revenue.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2010		2009
		(Dollars in thousands)
		Gross Margin on		Gross Margin on	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$652	91%	$396	91%	$256	65%
Maintenance and services	5,110	67	5,383	68	(273)	(5)
Subscription	2,755	65	1,279	78	1,476	115

Total cost of revenue	$8,517	72%	$7,058	74%	$1,459	21%

     Cost of license revenue for the three months ended June 30, 2010 was $652,000, an increase of 65%, or $256,000 from the three months ended June 30, 2009. The increase in cost of license revenue was primarily due to an increase of $227,000 in royalties. Royalties paid for third-party licensed technology represented 5% of total license revenue for the three months ended June 30, 2010. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to be between 1% and 5% of total license revenue. Gross margin on license revenue was 91% both in the three months ended June 30, 2010 and 2009.
     Cost of maintenance and services for the three months ended June 30, 2010 was $5.1 million, a decrease of 5%, or $273,000, from the three months ended June 30, 2009. The decrease in cost of maintenance and services revenue was primarily due to (a) a $144,000 decrease in subcontractor costs and (b) a $140,000 decrease in stock-based compensation cost. Gross margin on maintenance and services revenue was 67% for the three months ended June 30, 2010, down from 68% for the three months ended June 30, 2009. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we use subcontractor services.
     Cost of subscription revenue for the three months ended June 30, 2010 was $2.7 million, an increase of 115%, or $1.5 million from the three months ended June 30, 2009. The increase in cost of subscription revenue was primarily due to (a) an increase in labor-related expenses of $759,000, (b) an increase of $271,000 in depreciation and amortization expense, and (c) an increase in subcontractor costs of $321,000.
Operating Expenses

	Three Months Ended June 30,
	2010		2009
		(Dollars in thousands)
		Percentage of		Percentage of	Period -to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$10,146	33%	$11,216	42%	$(1,070)	(10)%
Research and development	4,841	16	5,045	19	(204)	(4)
General and administrative	4,620	15	4,204	16	416	10
Amortization of acquired intangible assets	290	1	122	—	168	138

Total operating expenses	$19,897	65%	$20,587	77%	$(689)	(3)

     Sales and Marketing. Sales and marketing expense for the three months ended June 30, 2010 was $10.1 million, a decrease of 10%, or $1.0 million, from the three months ended June 30, 2009. The decrease was primarily the result of (a) a decrease in labor-related expenses of $1.0 million, (b) a reduction in share based compensation expense of $189,000, offset by (c) an increase in expenses related to marketing programs of $490,000. We expect quarterly sales and marketing expense to remain relatively unchanged in absolute dollars for the remainder of fiscal 2010.
     Research and Development. Research and development expense for the three months ended June 30, 2010 was $4.8 million, a decrease of 4%, or $204,000, from the three months ended June 30, 2009. The decrease in research and development expense was primarily the result of (a) a $135,000 decrease in professional service expenses and share-based compensation expense. Capitalized software development costs were $179,000 and $151,000 during the three months ended June 30, 2010 and 2009, respectively. We expect quarterly research and development expense to remain relatively unchanged in absolute dollars for the remainder of fiscal 2010.
     General and Administrative. General and administrative expense for the three months ended June 30, 2010 was $4.6 million, an increase of 10%, or $423,000 from the three months ended June 30, 2009. The increase in general and administrative expense was primarily the result of (a) a $593,000 increase in labor-related expenses, offset by (b) a decrease of $148,000 in professional fees. We expect quarterly general and administrative expense to remain relatively unchanged in absolute dollars for the remainder of fiscal 2010.
     Restructuring Charges. In the first quarter of fiscal 2009, the Company reduced its workforce by approximately 4% and recorded a restructuring charge of $754,000 for one-time termination benefits to employees. The strategic reduction of workforce was designed to streamline the Company’s organization and improve its corporate performance. The restructuring accrual at June 30, 2010 was $0.
     In the fourth quarter of fiscal 2009, the Company approved a plan to implement a strategic reduction of its workforce designed to streamline its organization and improve its corporate operating performance. The Company reduced its workforce by approximately 13% and recorded a restructuring charge of $2.3 million for one-time termination benefits to employees. The remaining accrual of $42,000 at June 30, 2010 is expected to be paid during the first six months of fiscal 2011.
     The following is a rollforward of the accrual related to the restructuring initiated in the fourth quarter of fiscal 2009 (in thousands):

Restructuring accrual balance at March 31, 2010	$46
Adjustment to severance related costs	—
Cash payments and foreign exchange impact	(4)

Restructuring accrual balance at June 30, 2010	$42

     Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $290,000 and $122,000 for the three months ended June 30, 2010 and 2009, respectively. The reduction primarily relates to certain acquired intangible assets becoming fully amortized by the end of fiscal 2009.
Other Income

	Three Months Ended June 30,
	2010		2009
		(Dollars in thousands)
		Percentage of		Percentage of	Period -to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Interest income, net	$34	—	$103	—	$(69)	(67)%
Other expense, net	(727)	(2)%	210	1%	(937)	(446)

Other income (expense), net	$(693)	(2)%	$313	1%	$(1,006)	(321)%

     Interest income, net was $34,000 for the three months ended June 30, 2010, a decrease of $69,000 from the three months ended June 30, 2009. Interest income is generated from the investment of our cash balances, less related bank fees. The decrease in interest income, net principally reflected lower invested cash balances and lower interest rates on invested cash balances.
     Other income (expense), net consisted primarily of foreign currency translation and transaction gains and losses. The change in other expense, net was primarily driven by unfavorable foreign currency exchange rates as compared to the corresponding period in the prior year.
Provision for Income Taxes

	Three Months Ended June 30,
	2010		2009
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Income Before		Loss Before		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
			(Dollars in thousands)
Provision for (benefit from) income taxes	$411	26%	$(180)	38%	$591	328%

     The provision for income taxes was $411,000, or an effective tax rate of 26% for the three months ended June 30, 2010, a $591,000 change from the three months ended June 30, 2009. The tax provision primarily relates to income tax expense on profitable operations in foreign tax jurisdictions, foreign withholding taxes, and the effect of uncertain tax provisions that reversed during the period.
     For the three months ended June 30, 2010, our effective tax rate was different from the federal statutory rate primarily due to the mix of jurisdictional earnings, foreign withholding taxes and the effect of uncertain tax positions recorded in the period. For the three months ended June 30, 2009, our effective tax rate was different from the federal statutory rate primarily due to the mix of jurisdictional earnings, foreign withholding taxes, and adjustments to our valuation allowance.
Comparison of Nine Months Ended June 30, 2010 and 2009
Revenue

	Nine Months Ended June 30,
	2010		2009
		(Dollars in thousands)
		Percentage of		Percentage of	Period -to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$20,543	24%	$15,024	20%	$5,519	37%
Maintenance and services:
Maintenance fees	33,949	40	33,511	44	438	1
Services	10,596	13	13,227	17	(2,631)	(20)

Total maintenance and services	44,545	53	46,738	61	(2,193)	(5)
Subscription revenue	19,695	23	14,448	19	5,247	36

Total	$84,783	100%	$76,210	100%	$8,573	11%

     Total revenue for the nine months ended June 30, 2010 was $84.8 million, an increase of 11% or $8.6 million, from the nine months ended June 30, 2009. Total revenue increased as a result of higher license sales relating to our product suite as well as an increase in subscription revenue relating to sales of our on-demand products, partially offset by a decrease in services revenue.
     Total license revenue for the nine months ended June 30, 2010 was $20.5 million, an increase of 37%, or $5.5 million, from the nine months ended June 30, 2009. This increase in license revenue was primarily attributable to higher sales of our product suite.
     Maintenance fees revenue is associated with maintenance agreements in connection with sales of perpetual licenses to our existing installed customer base and to new customers. Maintenance fees revenue for the nine months ended June 30, 2010 was $33.9 million, an increase of 1%, or $438,000 from the nine months ended June 30, 2009.

     Services revenue for the nine months ended June 30, 2010 was $10.6 million, a decrease of 20%, or $2.6 million, from the nine months ended June 30, 2009. The decrease in services revenue was primarily related to the recognition of $1.0 million of previously deferred revenue, during the nine months ended June 30, 2009, upon termination of an arrangement with a customer. The decrease in services revenue was also due to the delay in the recognition of services revenue, for certain multiple-element arrangements, until the commencement of the final undelivered element, when such services revenue will be recognized over the remaining period of performance.
     Total subscription revenue for the nine months ended June 30, 2010 was $19.7 million, an increase of 36%, or $5.2 million, from the nine months ended June 30, 2009. The increase in subscription revenue was primarily attributable to higher sales of our on-demand products, including the impact of the Pivotal Veracity and MakeMeTop acquisitions, which closed during the second quarter of fiscal 2010. The increase in subscription revenue also included an increase in revenue from term licenses. During the three months ended June 30, 2009, we recognized $1.4 million of previously deferred subscription revenue, relating to a term license, upon termination of an arrangement with a customer. We anticipate that subscription revenue will continue to increase in future quarters as we enter into additional subscription agreements and expand our on-demand product offerings.
Recurring Revenue

	Nine Months Ended June 30,
	2010		2009
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Recurring revenue:
Maintenance fees	$33,949	40%	$33,511	44%	438	1%
Subscription revenue	19,695	23	14,448	19	5,247	36

Total recurring revenue	53,644	63	47,959	63	5,685	12
License revenue	20,543	24	15,024	20	5,519	37
Services	10,596	13	13,227	17	(2,631)	(20)

Total	$84,783	100%	$76,210	100%	$8,573	11%

     We generate recurring revenue from both maintenance and subscription arrangements, which is recognized ratably over the contractual term of the arrangement or agreement.
     Recurring revenue for the nine months ended June 30, 2010 was $53.6 million, an increase of 12%, or $5.7 million, from the nine months ended June 30, 2009. The increase in recurring revenue resulted from additional subscription revenue related to sales of our on-demand products. Recurring revenue as a percentage of total revenue was 63% for the nine months ended June 30, 2010 and 2009.
Revenue by Geography

	Nine Months Ended June 30,
	2010		2009
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
North America	$58,907	69%	$53,654	70%	$5,253	10%
International	25,876	31	22,556	30	3,320	15%

Total revenue	$84,783	100%	$76,210	100%	$8,573	11%

     For purposes of this discussion, we designate revenue by geographic regions based on the locations of our customers. North America is comprised of revenue from the United States and Canada. International is comprised of revenue from the rest of the world. Depending on the timing of new customer contracts, revenue mix from geographic region can vary widely from period to period.
     Total revenue for North America for the nine months ended June 30, 2010 was $58.9 million, an increase of 10%, or $5.3 million, from the nine months ended June 30, 2009. The increase in total revenue for North America was primarily related to increases in license and subscription revenue. Total revenue for International for the nine months ended

June 30, 2010 was $25.9 million, an increase of 15%, or $3.3 million, from the nine months ended June 30, 2009. The increase in total revenue for International was primarily related to increases in license and subscription revenue, partially offset by a decrease in services revenue.
Cost of Revenue and Gross Margin

	Nine Months Ended June 30,
	2010		2009
		(Dollars in thousands)
		Gross Margin on		Gross Margin on	Period-to-Period Change
		Related		Related		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
License	$1,766	91%	$1,537	90%	$229	15%
Maintenance and services	14,198	68	15,154	68	(956)	(6)
Subscription	6,980	65	3,262	77	3,718	114

Total cost of revenue	$22,944	73%	$19,953	74%	$2,991	15%

     Cost of license revenue for the nine months ended June 30, 2010 was $1.8 million, an increase of 15%, or $229,000 from the nine months ended June 30, 2009. The increase in cost of license revenue was primarily due to a $342,000 increase in royalties, offset by a decrease of $97,000 in labor-related costs. Royalties paid for third-party licensed technology represented 4% of total license revenue for the nine months ended June 30, 2010. Royalties related to license revenue may fluctuate based on the mix of products we sell. We expect royalties paid for third-party licensed technology to be between 1% and 5% of total license revenue. Gross margin on license revenue was 91% in the nine months ended June 30, 2010 compared to 90% in the nine months ended June 30, 2009.
     Cost of maintenance and services for the nine months ended June 30, 2010 was $14.2 million, a decrease of 6%, or $956,000 from the nine months ended June 30, 2009. The decrease in cost of maintenance and services revenue was primarily due to (a) a $742,000 decrease in labor-related costs, and (b) a $208,000 decrease in subcontractor costs. The reduction in labor-related and subcontractor costs was primarily related to an increase in deferred implementation expenses associated with arrangements when services revenue was also deferred. Gross margin on maintenance and services revenue was 68% for the nine months ended June 30, 2010 and 2009. Gross margin on maintenance and services revenue fluctuates based on the mix of revenues from services and maintenance and the degree to which we use subcontractor services.
     Cost of subscription revenue for the nine months ended June 30, 2010 was $7.0 million, an increase of 114%, or $3.7 million from the nine months ended June 30, 2009. The increase in cost of subscription revenue was primarily due to (a) an increase in labor-related expenses of $2.0 million, (b) an increase in subcontractor costs of $643,000 and (c) an increase of $696,000 in depreciation expense.
Operating Expenses

	Nine Months Ended June 30,
	2010		2009
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Sales and marketing	$28,820	34%	$32,157	42%	$(3,337)	(10)%
Research and development	13,993	16	15,461	20	(1,468)	(9)
General and administrative	13,350	16	12,093	16	1,257	10
Restructuring charges	16	—	748	1	(732)	(98)
Goodwill impairment charge	—	—	15,266	20	(15,266)	(100)
Amortization of acquired intangible assets	671	1	1,057	1	(386)	(37)
Acquisition related fees	290	—	—	—	290	100

Total operating expenses	$57,140	67%	$76,782	100%	$(19,642)	(26)

     Sales and Marketing. Sales and marketing expense for the nine months ended June 30, 2010 was $28.8 million, a decrease of 10%, or $3.3 million, from the nine months ended June 30, 2009. The decrease was primarily the result of (a) a $1.4 million decrease in labor-related expenses due to decreased headcount as a result of the fourth quarter 2009 restructuring, (b) a reduction in share based compensation expense of $675,000.
     Research and Development. Research and development expense for the nine months ended June 30, 2010 was $14.0 million, a decrease of 9%, or $1.5 million, from the nine months ended June 30, 2009. The decrease in research and development expense was primarily the result of (a) a $2.1 million decrease in labor-related expenses, principally due to decreased headcount as a result of the fourth quarter 2009 restructuring, (b) a $185,000 decrease of stock based compensation expense, offset by (c) a $123,000 increase in professional services expenses.
Capitalized software development costs were $587,000 and $618,000 during the nine months ended June 30, 2010 and 2009, respectively.
     General and Administrative. General and administrative expense for the nine months ended June 30, 2010 was $13.4 million, an increase of 10%, or $1.3 million from the nine months ended June 30, 2009. The increase in general and administrative expense was primarily the result of (a) a $1.5 million increase in labor-related expenses, (b) a $255,000 increase in share-based compensation, offset by (c) a decrease of $184,000 in professional fees.
     Restructuring Charges. In the first quarter of fiscal 2009, the Company reduced its workforce by approximately 4% and recorded a restructuring charge of $754,000 for one-time termination benefits to employees. The strategic reduction of workforce was designed to streamline the Company’s organization and improve its corporate operating performance. The restructuring accrual at June 30, 2010 was $0.
     In the fourth quarter of fiscal 2009, the Company approved a plan to implement a strategic reduction of its workforce designed to streamline its organization and improve its corporate operating performance. The Company reduced its workforce by approximately 13% and recorded a restructuring charge of $2.3 million for one-time termination benefits to employees. The remaining accrual of $42,000 at June 30, 2010 is expected to be paid during the first six months of fiscal 2011.
     The following is a rollforward of the accrual related to the restructuring initiated in the fourth quarter of fiscal 2009 (in thousands):

Restructuring accrual balance at September 30, 2009	$1,865
Adjustment to severance related costs	15
Cash payments and foreign exchange impact	(1,838)

Restructuring accrual balance at June 30, 2010	$42

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $671,000 and $1.1 million for the nine months ended June 30, 2010 and 2009, respectively. The reduction primarily relates to certain acquired intangible assets becoming fully amortized during fiscal 2009.
Other Income

	Nine Months Ended June 30,
	2010		2009
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Total		Total		Percentage
	Amount	Revenue	Amount	Revenue	Amount	Change
Interest income, net	$201	—%	$503	1%	$(302)	(60)%
Other expense, net	(1,423)	(1)%	(1,390)	(2)	(33)	2

Other income (expense), net	$(1,222)	(1)%	$(887)	(1)%	$(335)	38%

     Interest income, net was $201,000 for the nine months ended June 30, 2010, a $302,000 decrease from the nine months ended June 30, 2009. Interest income is generated from the investment of our cash balances, less related bank fees. The decrease in interest income, net principally reflected lower invested cash balances and lower interest rates on invested cash balances.
     Other income (expense), net consisted primarily of foreign currency translation and transaction gains and losses. The change in other expense, net was primarily driven by unfavorable foreign currency exchange rates as compared to the corresponding period in the prior year.

Provision for Income Taxes

	Nine Months Ended June 30,
	2010		2009
		(Dollars in thousands)
		Percentage of		Percentage of	Period-to-Period Change
		Income Before		Loss Before		Percentage
	Amount	Income Taxes	Amount	Income Taxes	Amount	Change
	(Dollars in thousands)
Provision for (benefit from) income taxes	$158	5%	$(891)	4%	$1,049	118%

     The tax provision for income taxes was $158,000, or an effective tax rate of 5%, for the nine months ended June 30, 2010, a $1.0 million change from the nine months ended June 30, 2009. The tax provision included income tax expense related to our profitable operations in foreign jurisdictions, foreign withholding taxes, and an uncertain tax provision recorded in connection with an ongoing audit in a foreign jurisdiction. The tax expense was largely offset by a $1.3 million decrease of valuation allowance previously recorded against net operating loss deferred assets. The Worker, Homeownership, and Business Act, which was effective on November 6, 2009, increased the carryback period for certain net operating losses from two to five years. The benefit was recorded as a result of this legislative change. The tax benefit was partially offset by income tax expense related to our profitable operations in foreign tax jurisdictions, foreign withholding taxes, and an uncertain tax position recorded in connection with an ongoing audit in a foreign jurisdiction.
     For the nine months ended June 30, 2010, our effective tax rate was different from the federal statutory rate primarily due to the tax benefit recorded in conjunction with the net operating loss carryback, the mix of jurisdictional earnings and the uncertain tax position recorded in the period. For the nine months ended June 30, 2009, our effective tax rate was different from the federal statutory rate primarily due to the mix of jurisdictional earnings, foreign withholding taxes, and adjustments to our valuation allowance.
Liquidity and Capital Resources
     Historically, we have financed our operations and met our capital requirements primarily through funds generated from operations and sales of our capital stock. As of June 30, 2010, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $43.1 million. As of June 30, 2010, we had no outstanding debt.
     Our cash and cash equivalents at June 30, 2010 were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash of $448,000 at June 30, 2010 was held in certificates of deposit as collateral for letters of credit related to the lease agreement for our corporate headquarters in Waltham, Massachusetts, our sales office in France and for our payroll credit facility in Australia. Investments are made in accordance with our corporate investment policy, as approved by our Board of Directors. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At June 30, 2010, we were in compliance with this internal policy.
     Net cash provided by operating activities was $16.0 million in the nine months ended June 30, 2010, compared to net cash provided by operating activities of $2.9 million in the nine months ended June 30, 2009. Net income (loss) adjusted for non-cash expenses (including depreciation, amortization of acquired intangible assets and capitalized software development costs, share-based compensation, foreign currency translation loss and deferred tax provisions) increased to income of $11.2 million in the nine months ended June 30, 2010 from an income of $1.5 million in the nine months ended June 30, 2009, an increase of $9.7 million. Increases in deferred revenue as well as in accrued expenses increased our cash during the nine months ended June 30, 2010. These increases in operating cash flow, in the nine months ended June 30, 2010, were offset by reductions of cash from changes in accounts receivable, accounts payable, prepaid expenses, other current assets, and other assets. The change in accounts receivable for the nine months ended June 30, 2010 was primarily related to the timing of new perpetual license transactions.
     Investing activities used $23.4 million and provided $12.0 million of cash in the nine months ended June 30, 2010 and 2009, respectively. In the nine months ended June 30, 2010, $3.8 million of cash was used for purchases of property and equipment, which primarily related to purchases of computer equipment and software to support increased investment in our on-demand offerings. $19.2 million, net of cash acquired, was used to pay for the acquisitions of Pivotal Veracity and MakeMeTop.
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
     Our financing activities provided cash of $942,000 and consumed $1.9 million in the nine months ended June 30, 2010 and 2009, respectively. During the nine months ended June 30, 2010 and 2009, $822,000 and $308,000, respectively, was used to pay withholding taxes related to restricted stock units, $0 and $1.9 million, respectively, was used to purchase shares of common stock under the Company’s share repurchase program, and $1.8 million and $370,000, respectively, was received from the issuance of common stock related to option exercises, and our employee stock purchase plan.
Contractual Obligations and Requirements
     Our significant lease obligations relate to our corporate headquarters in Waltham, Massachusetts as well as our facility in the United Kingdom. Our contractual commitments as of June 30, 2010 are not materially different from the amounts disclosed as of September 30, 2009 in our fiscal 2009 Annual Report on Form 10-K.
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
Recently Issued Accounting Pronouncements
     In September 2009, the FASB’s Emerging Issues Task Force issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides another alternative for establishing fair value for a deliverable. When vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective in fiscal 2011, and early adoption is permitted. We are currently evaluating the impact of this guidance on our financial position and results of operations.
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
Foreign Currency Exchange Risk
     Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the British pound sterling. We enter into derivative transactions, specifically foreign currency forward contracts, to manage our exposure to fluctuations in foreign exchange rates that arise primarily from our foreign currency-denominated receivables. At June 30, 2010 we had $1.0 million in foreign currency forward contracts outstanding. There are certain non-U.S. Dollar denominated receivables where we have not entered into a foreign currency forward contract to mitigate the foreign currency exposure, which may create foreign currency exchange risks for us. Revenue denominated in currencies other than the U.S. dollar represented 23% and 33% of total revenue in the nine months ended June 30, 2010 and 2009, respectively.
     As of June 30, 2010, we had $9.1 million of receivables denominated in currencies other than the U.S. dollar. If the foreign exchange rates fluctuated by 10% as of June 30, 2010, the fair value of our receivables denominated in currencies other than the U.S. dollar would have fluctuated by $910,000. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate exposure. Exchange rate fluctuations on short-term intercompany accounts are reported in other income (expense). Exchange rate fluctuations on long-term intercompany accounts, which are invested indefinitely without repayment terms, are recorded in accumulated other comprehensive income in stockholders’ equity.
Interest Rate Risk
     At June 30, 2010, we had unrestricted cash and cash equivalents of $43.1 million. These amounts were invested primarily in money market funds, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short-term interest rates and determined that, due to the size and duration of our investment portfolio, a 100-basis-point change in interest rates at June 30, 2010 would not have any material exposure to changes in fair value of our portfolio at June 30, 2010.
Credit Risk
     Our exposure to credit risk consists principally of accounts receivable and purchased customer receivables. We maintain reserves for potential credit losses which, on a historical basis, have been limited due to our ongoing credit review procedures and the general creditworthiness of our customer base. No customers accounted for greater than 10% of our accounts receivable balance at June 30, 2010 and September 30, 2009.

Item 4.	Controls and Procedures
Effectiveness of Disclosure Controls and Procedures
     An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures were effective as of June 30, 2010.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     The Share Repurchase Program was announced on December 1, 2008 and allowed for the repurchase of up to $5 million of common stock through December 1, 2009. As of June 30, 2010, there were 416,000 shares held as treasury stock.

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

UNICA CORPORATION
Date: August 5, 2010	/s/ Yuchun Lee
Yuchun Lee
Chief Executive Officer, President and Chairman

Date: August 5, 2010	/s/ Kevin P. Shone
Kevin P. Shone
Senior Vice President and Chief Financial Officer [Principal Financial and Accounting Officer]